Form 10QSB
period 2002-09-30
TECH NET COMMUNICATIONS INC
filed 2002-12-26
CIK 1124019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period                   to


          Commission  File  Number          000-50092
                                            ---------

                          TECH-NET COMMUNICATIONS, INC.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                          98-0231440
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)


Oceanic  Business  Centre,  Suite  2000
1066  West  Hastings  Street,
Vancouver, British Columbia, Canada             V6E  3X2
----------------------------------------        -------------
(Address of principal executive  offices)       (Zip  Code)

Issuer's telephone number, including area code: 604-601-8217
                                                ------------

                                 Not Applicable
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,536,000 Shares of $.001 par value Common Stock outstanding as of December 4, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------

                           SEPTEMBER 30 MARCH 31
                              2002       2002
------------------------------------------------
ASSETS

Current
  Cash                      $ 21,890   $ 53,728

Website Development Costs        599        895
                            --------------------
                            $ 22,489   $ 54,623
================================================

LIABILITIES

Current
  Accounts payable          $  2,205   $  4,752
  Loan payable                 6,500      6,500
                            --------------------
                               8,705     11,252
                            --------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
   100,000,000 common shares,
   par value $0.001 per share

  Issued and outstanding:
   7,536,000 common shares
   at September 30, 2002 and
    March 31, 2002             7,536      7,536

  Additional paid-in capital  48,184     48,184

Deficit Accumulated During
The Development Stage        (41,936)   (12,349)
                            --------------------

                              13,784     43,371
                            --------------------

                            $ 22,489   $ 54,623
================================================


                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




---------------------------------------------------------------------------------------------
                                                                                 INCEPTION
                                                                                   MAY 24
                                 THREE MONTHS ENDED         SIX MONTHS ENDED       2000 TO
                                     SEPTEMBER 30              SEPTEMBER 30     SEPTEMBER 30
                                   2002         2001         2002         2001      2002
---------------------------------------------------------------------------------------------

Expenses
  Amortization                  $      149   $      149   $      298   $      298   $  1,194
  Professional fees                 12,323            -       25,907            -     34,303
  Office and sundry                    891            -        1,217            -      4,274
  Transfer agent and filing fees         -            -        1,547            -      1,547

  Website maintenance                  334            -          618            -        618
                                -------------------------------------------------------------
Net Loss For
 The Period                        (13,697)        (149)     (29,587)        (298)  $(41,936)
                                                                                    =========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period               (28,239)      (7,143)     (12,349)      (6,994)
                                --------------------------------------------------
Deficit Accumulated During
 The Development Stage,
 End Of Period                  $  (41,936)  $   (7,292)  $  (41,936)  $   (7,292)
==================================================================================

Net Loss Per
 Share                          $        -   $        -   $        -   $        -
==================================================================================


Weighted Average Number
 Of Common Shares
Outstanding                      7,536,000    5,000,000    7,536,000    5,000,000
==================================================================================


                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)







------------------------------------------------------------------------------
                                                                   INCEPTION
                                                                     MAY 24
                             THREE MONTHS ENDED SIX MONTHS ENDED    2000 TO
                               SEPTEMBER 30        SEPTEMBER 30  SEPTEMBER 30
                              2002      2001      2002      2001     2002
------------------------------------------------------------------------------

Cash Flows From
 Operating Activities
  Net loss for the period   $(13,697)  $ (149)  $(29,587)  $ (298)  $(41,936)

Adjustments To Reconcile
 Net Loss To Net
 Cash By Operating
 Activities
  Amortization                   149      149        298      298      1,194
  Accounts payable            (3,473)       -     (2,549)       -      2,203
  Loan payable                     -        -          -        -      6,500
                             ------------------------------------------------
                             (17,021)       -    (31,838)       -    (32,039)
                             ------------------------------------------------

Cash Flows From
 Financing Activity
  Common stock issued              -        -          -        -     55,720
                             ------------------------------------------------

Cash Flows From Investing
 Activity
  Software development costs       -        -          -        -     (1,791)
                             ------------------------------------------------
Increase In Cash             (17,021)       -    (31,838)       -     21,890

Cash,
 Beginning Of Period          38,911    3,014     53,728    3,014          -
                             ------------------------------------------------

Cash,
 End Of Period              $ 21,890   $3,014   $ 21,890   $3,014   $ 21,890
=============================================================================


                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS EQUITY

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                       COMMON STOCK
                                ------------------------------
                                   NUMBER             ADDITIONAL
                                   OF                 PAID-IN
                                   SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                                ----------------------------------------------------

Shares issued for cash at $0.001  5,000,000  $ 5,000  $      -  $      -   $  5,000

Net loss for the period                   -        -         -    (6,994)    (6,994)
                                  --------------------------------------------------
Balance, March 31, 2001           5,000,000    5,000         -    (6,994)    (1,994)


Shares issued for cash at $0.02   2,536,000    2,536    48,184         -     50,720

Net loss for the year                     -        -         -    (5,355)    (5,355)
                                  --------------------------------------------------

Balance, March 31, 2002           7,536,000    7,536    48,184   (12,349)    43,371

Net loss for the period                   -        -         -   (29,587)   (29,587)
                                  --------------------------------------------------

Balance, September 30, 2002       7,536,000  $ 7,536  $ 48,184  $(41,936)  $ 13,784
                                  ==================================================


                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2002 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated  in the state of Nevada, U.S.A. on May 15, 2000.

b)     Development  Stage  Activities  and  Going  Concern

The Company is in the business of establishing an internet e-commerce gateway (the "Technet Gateway") for exchange of telecommunication services specifically targeted to small and medium size users of such services. The Technet Gateway is in the early stage of development and has not generated any revenues to date. Significant additional development and marketing of the Technet Gateway is necessary prior to the Technet Gateway achieving revenue or profitability.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Website  Development  Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)     Stock  Based  Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

f)     Financial  Instruments

The  Company's  financial  instruments  consist  of  cash  and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

g)     Net  Loss  Per  Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.


4.     RELATED  PARTY  TRANSACTION

The loan payable in the amount of $6,500 (March 31, 2002 - $6,500) is owing to a director.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Forward  Looking  Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We are a development stage company in the process of establishing an Internet e-commerce gateway, the Technet Gateway, for exchange of telecommunications services specifically targeted to small and medium size users of such services. It is our intention to provide the US telecommunications industry an online tool enabling them to market and sell their products through our website thereby allowing them to reach an untapped market of buyers consisting of small to medium size businesses in need of telecommunication products. Our solution, the Technet Gateway will allow buyers to identify, select, and acquire goods from telecommunication suppliers in a quick and inexpensive process.



Our  Product  and  Business  Model

The Technet Gateway will provide an internet sales channel, or virtual sales channel, for telecommunication service and equipment providers. This sales channel will enable buyers to make their purchases on-line through quick and easy access to various companies in the telecommunications industry with services or products to sell.

We plan to offer participants, through the Technet Gateway, the ease of one stop shopping for all telecommunication needs. By creating an online e-Marketplace or on-line shopping center for all our customers' telecommunications transactions, we will eliminate the middlemen and allow buyers and sellers to deal directly with one another. We plan to supply buyers and sellers with services to maximize efficiency, lower procurement (i.e. purchasing) costs and reduce administrative costs. As we grow, we intend to accomplish this goal by utilizing the following:

     Virtual Sales Presentations. This service will allow vendors/sellers to post sales presentations online thereby creating a small advertisement of their product for any buyers seeking a bid on that particular product.

     Reverse Auctions and Bid Management and Analysis Tools. These are services which allow buyers to request bids on certain products they would like to purchase in the telecommunications industry from sellers dealing in those particular products. Analysis tools allow buyers to evaluate those bids received, thus selecting the best product at the best value.

     Virtual  RFP's (Request For Proposal). This service allows buyers to post a
     -------------------------------------
     request on our web site that invites vendors/sellers dealing in a certain product to return a bid or quote for the particular product requested.

     Innovative  Account Management Services. These services will supplement all
     ---------------------------------------

     of our services to be provided on the Gateway by providing customers with the ability to manage their buyer/seller accounts through our website while providing them customer service support where needed.


The typical seller utilizing our Gateway will include major telecommunication service and equipment providers, data service providers, competitive local exchange carriers, integrated access providers, competitive access providers, resellers, agents, consultants, Internet service providers, web hosting service providers, co-location providers, voice over Internet service providers, cable companies, xDSL providers, broadband internet access providers, and wireless and broadband wireless service providers. The typical buyer will be any company that spends $500 - 10,000 per month on telecommunications services and/or hardware.

The  Technet  Gateway

We have developed the first stage of our web-site and the vendor/vendee registration section where buyers and sellers can register with the company . However, significant additional development and marketing of the Technet Gateway is necessary prior to us achieving revenue or profitability. Thus, we currently do not have any customers. Over the next twelve months, we will focus on the development of the components of our product and the marketing of our product to vendors and vendees. Additionally, we intend to seek out strategic partners in the wireless industry. Our goal is to establish either joint marketing or joint promotional activities with these "strategic" partners who are companies that are already well-established in the telecommunications industry. This will enable us to achieve credibility in the industry far quicker than if we pursued such marketing endeavors alone.

Our president, Jayeson Carmichael will serve as both the project manager and content writer for the website. In order to fully implement our business plan, however, we will need to hire outside consultants in the following roles:
front-end designer who will create the look and feel of the web-site and incorporate content changes into the website; java programmer who will implement the functionality of the website; and the webmaster/lead tester who will maintain the site once all programming is completed and test the site in order to uncover any last minute debugging requirements.

We have established our web site at our domain name, www.TechNetCommunications.com and we are currently moving forward with development of the virtual sales presentation component of the site and preparing our overall marketing plan.

Marketing  Plan

Over the past two years, we have conducted informal research of the telecommunications industry. As a result of this research, we have determined that our best approach is to establish a marketing plan that targets small to medium enterprises (SME) and bandwidth consuming start-up technology companies. Small to medium enterprises are businesses that spend from $500 to $10,000 per month in telecommunication, Internet, and data services.

Small and start-up companies tend to be the hardest and most expensive new customers for service providers to reach. Small-business customers are elusive and hard to find, and they require a high customer-acquisition cost because they tend to be skeptical. We intend to position ourselves to capitalize on this rapidly growing and underserved sector of the market by defining ourselves as the leading Business-to-Business e-Marketplace for one stop shopping and account management  services  for  all  of  a  company's  telecommunication  needs.

We have determined from our informal research that the best way to reach the Small to Medium Enterprise (SME) market is to partner with companies that have established SME relationships. We plan to aggressively pursue and leverage strategic partnerships with well-established, non-telecom SME vendors.

Revenue  Model

Initially, we will not charge either buyers or sellers a "registration" or "subscription" fee to use the site. Instead, we anticipate revenue will be generated through the following channels:

     a.   Advertising;

     b.   Commissions  on  closed  transactions  and  lead  fees;

     c. Virtual Sales Presentations: A fee will be charged to the vendors who use our Gateway for posting virtual presentations , digital/video presentations that spotlights their products and services;

     d. Third Party Add-On Service Providers: This revenue generator involves revenue sharing agreements with fee-based Third Party Service providers who will utilize our Gateway to showcase and sell their services;

     e. Service Provider Listings: We will provide vendors and consultants a free listing, charging a fee for premium online directory listings (i.e.Yellow Pages); and

     f. Data Mining and Industry Metrics: This revenue generator will allow us to sell information we are able to assimilate through the traffic on our web site that will track trends in the telecommunications industry based on buying preferences of our customers. The information we plan to sell will not disclose specifics of the companies or customers who use our site. Instead, we will collect valuable statistics about various aspects of market behavior. For example, through the use of tracking mechanisms that shall be built into the functionality of our web site, we will be able to generate reports that track the quantities and types of products that customers purchase, such as the preference of one type of phone card with certain features over another. The data will be sold in aggregate form to receptive audiences such as sellers interested in forecasting future trends.

We plan to engage traditional and online agents/resellers as participants in the bid process on the vendor side. The nominal fee paid by agents/resellers for the qualified sales force to be provided by

TechNetCommunications.com segues into the existing agent/re-seller revenue model. Telecom service and equipment providers have a strong financial incentive to participate directly with TechNetCommunications.com's Virtual Sales Channel to lower customer acquisition costs and reduce the fees paid to agents/re-Sellers as well as those incurred by their direct sales force.

We plan to enter into revenue sharing agreements with strategic third parties in order to provide our customers with a complete line of fee-based telecommunication, Internet and data services. Potential partnership opportunities will involve companies providing fee-based consultation, equipment repair and technical services, as well as providers of trouble ticket management and tracking services.

Development  of  the  Technet  Gateway  -  Three  Phase  Plan

The following summarizes our company's three phase approach in executing our business model. The following phased strategy will be re-evaluated throughout the next two years and adjustments may be made based on circumstances both within our control, such as the amount of time our president will be able to devote to the company, and circumstances outside our control, such as market fluctuations in the e-commerce and telecommunications industry and in the market for investments in our industry.

Phase  One  -  Initial  (Start-up)  Phase  -  Completed
-------------------------------------------------------

We have completed the initial phase of our operations which included the following tasks:

     * Initial Web Site Design: Our web site design and registration page for vendees/vendors was completed in March 2002.
     * Informal Market Research: Throughout the last two years, our President has conducted informal research of both the e-commerce and telecommunications industries in order to determine the best approach in developing Tech-Net's technology and marketing its business model. Based upon this research, we arrived at our existing plan of operation.
     * Office Facilities/Licensing of Technology: In May, 2002 we began renting office space under a month to month agreement and we entered into a verbal agreement with Concord Interactive to host our web-site and use their additional services of internet connection, servers and bandwidth.

Phase  Two  -  Development  Phase  -  next  twelve  months
----------------------------------------------------------

Phase two includes our goals and plans for the next twelve months. The following summarizes our objectives during this period.

     * Virtual Sales Presentation Technology: During the next twelve months, we will complete this component of our technology. Jayeson Carmichael, our President, will act as project manager and oversee the following consultants that will be hired on a contractual as-needed basis: front-end designer, java programmer, web-master/lead tester.
     * Marketing/Strategic Partners: During this phase, all of our marketing efforts will be conducted by our existing officers and directors of the corporation. Over the next twelve months, we plan to conduct a small scale marketing program to potential vendors and vendees. Additionally, we will seek out potential strategic partners in the wireless and telecommunications industry in order to negotiate possible joint marketing and joint promotional programs. Also, through these strategic partnerships we will attempt to launch an advertising campaign with banner advertisements.
     * Corporate Governance: During the next twelve months, we would like to add one additional person to our board of directors . At this time, we do not anticipate that we will be paying our directors any salary. Additionally, we have not identified a candidate for this director position as of the date of this report. Thus, no arrangements or agreements have been made with any potential candidate.
     * Advisory Board: We will also be putting in place an advisory board consisting of two individuals to play an advisory role with our company in helping us address key issues relating to the telecommunications industry. In this regard, we will seek individuals with experience in the e-commerce and/or telecommunications fields who can provide a valuable advisory role in the development of our business. We do not anticipate that we will be paying our advisory board members a salary. Additionally, we have not identified any persons for this board as of the date of this prospectus. Thus, no arrangements or agreements have been made with any potential candidates.
     * Joint-Technology Arrangements: In order to develop the remaining part of our business model, including the e-commerce aspects such as the request for proposals, reverse auctions and bid analysis, we will seek out a possible arrangement with an existing distressed e-commerce company to either out-right purchase their technology at a severe discount or enter into a future revenue sharing arrangement with them in order to provide us with fully functional e-commerce capacity. Given the current state of the internet e-commerce market, we believe that there is a potential for acquiring our remaining technology at a deep discount. Several companies already possess the technology that we require. It will be our president's objective over the next twelve months to seek possible arrangements with such companies in distress and arrive at a mutually advantageous arrangement.
     * Raise Additional Capital: We anticipate that at the end of the next twelve month period, we may have a need to raise additional capital in order to implement phase three of our business plan. We would conduct such an arrangement in the form of equity financing.


Phase  Three  -  Final  Development  Phase  -  next  twenty-four  months
------------------------------------------------------------------------

Our goal for phase three is to complete the following objectives within the next twenty-four months. Some of the items below may be contingent upon the successful completion of goals set for phase two, such as raising additional capital for the corporation.

     * Finalize E-Commerce Technology: We plan to complete the development of our e-commerce technology from either acquiring it from other distressed e-commerce companies as outlined in phase two above, or through outsourcing its development with consultants or through the use of licensing agreements. By the end of the next twenty-four months, we plan to have acquired this technology through one of the sources mentioned above and have a functioning e-commerce web site.
     *    Finalize  Revenue Sharing Agreements/Strategic Partnership Agreements:
          We will seek out strategic partnerships with companies in the telecommunications industry so that such arrangements will be in place simultaneously with the launch of the e-commerce components of our Technet Gateway. Although we currently do not have any existing document in place that describes such an arrangement, we plan to follow standard agreements currently used in the e-commerce market where revenue is shared through the use of joint marketing efforts.
     * Introduce Customer Service Program: Hire customer support staff available for clients utilizing our web site services.
     * Hire Key Employees: Contingent upon us obtaining financing, and completing the development of our e-commerce technology, we will begin to hire key employees in roles such as director of marketing, chief financial officer and operation and technology managers.


Plan  of  Operations

Our plan of operations for the next twelve months will focus on the development of the Technet Gateway and implementation of marketing strategies enabling us to develop a critical mass of traffic for our web site. This focus will include registering vendors and vendees on our site, continuing with the development of our site with the main focus being the video sales presentations, seeking out a strong advisory board consisting of two seasoned telecommunications' industry veterans to help address key issues, adding one additional director to our board of directors, and developing relationships with key partners in the wireless industry news service. As of the date of this prospectus, we have not identified candidates for the board of director position or the advisory board positions. Thus, no arrangements or agreements have been made with any potential candidate. We hope to attract such individuals without the need of providing compensation.

In order for our Technet Gateway to become fully operational based on our existing business plan, we will need to complete development of the following components: reverse auctions, bid management and analysis tools, virtual request for proposals, account management services and virtual sales presentations. Our focus over the next twelve months will be on the development of the virtual sales presentation component of our business model . Our current cash on hand of $21,890 as of September 30, 2002, will allow us to complete this part of our Tech-Net Gateway without additional funding. Mr. Carmichael, our president, will conduct the project management and content writing, whereas we will outsource the front end design work and the java programming in order to complete this component of our web site. The total cost associated with this will be approximately $4,000 for the hired consultant work and approximately $15,000 for general working capital.

Also within the next twelve months, we will continue developing our marketing plan and strategy. This includes launching a limited advertising campaign using banner ads on the Internet, seeking out strategic partnerships with well-established telecommunication industry vendors in order to gain access to their customers and possibly enter into joint venture marketing/advertising campaigns with them, and attract more seasoned industry people to our board of directors. We are hoping to attract at least one individual in the telecommunications industry to our board within the next six to eight months. Additionally, we are seeking to fill two advisory role positions in the company by individuals with telecommunications and e-commerce experience within the next six to eight months. This advisory board would meet monthly to help the company address key issues successfully in order to meet its business objectives.

Also within the next twelve months, we will continue to conduct informal market research of both the telecommunications industry and the e-commerce industry. Within the e-commerce industry, we will be researching the possibilities of either purchasing already existing technology to complete the remaining part of our business model, such as the reverse auction, bid management and virtual request for proposals, or arranging for joint-venture arrangements with existing distressed companies in the e-commerce industry who have the technology we need, but are unable to compete effectively due to their own financial constraints. Based upon our research of the current e-commerce industry, we believe that there exists the possibility for us to either purchase or arrange for the remaining parts of our technology at a severely discounted price, from an existing e-commerce company in financial distress, without having to hire many programmers and staffing usually required in order to build an e-commerce product. By taking this approach to developing our Gateway it reduces the large overhead costs of maintaining a large technology staff thereby allowing us to use our existing resources much more efficiently.

If we are unable to arrange for a distressed purchase of the e-commerce technology or some other joint- technology arrangement with an existing e-commerce company as contemplated in the above paragraph, we will likely need additional funding to complete the e-commerce aspects of our business model such as the reverse auctions, bid management and analysis, virtual request for proposals and the account management components. If we are unsuccessful in acquiring this technology at a discount in the next twelve months, we will likely either outsource the development of these components or enter into a licensing agreement with an e-commerce company possessing such technology. Our goal is to have all of the e-commerce components in place within the next twenty-four months. Since technology is built in stages, we believe that outsourcing such technology allows for better cost controls due to the ability to hire consultants on an "as needed" basis. For example, by building technology in this manner, the front-end designers do not sit idle while waiting on the back-end programmers to finish completing functionality aspects of the product. By hiring consultants on a contract basis, we can eliminate the overhead of having employees sit idle until their piece of the product is ready to be implemented.

It is our hope to begin generating revenues within the next twelve months based on advertising sales and our sales of our virtual sales presentation component thus sustaining our business' future growth and development needs from these revenues. However, there is a strong chance that we will not generate enough funds to cover our expenses. Assuming we fail to generate any revenues, our existing funding only allows us to meet our financial obligations for the next twelve months. Thus, if within the next twelve months, we have been unable to secure our technology as contemplated above at a discount, and we fail to achieve revenues, we will need to obtain additional funding in order to complete the e-commerce aspects of our business model.

We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we may not be successful in raising sufficient funding when needed. We believe that debt financing will not be an alternative for funding development of our product due to the risky nature of this enterprise and lack of tangible assets. These factors usually place debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable e-commerce solution is in place and generating revenues. We do not have any arrangements in place for any future equity financing.

If we are unable to obtain financing when needed, we will continue to maintain the existing website with the virtual sales presentation component in place until we are able to build enough interest in our business model to secure additional funding. Because our overhead is extremely low, we feel confident that we will be able to complete the virtual sales presentation component within the next twelve months and continue operating our site at a relatively low cost.

Our funds raised to date have been through the sale of common stock in a private offering, exempt from registration under Regulation S, which raised a total of $52,720. Mr. Carmichael has loaned the company a total of $6,500 relating to our initial start-up costs such as attorneys fees and other initial operation expenses. Due to the small nature of the loan between Mr. Carmichael and us, no formal written promissory note exists with regard to this amount. Mr. Carmichael has agreed that payment of this loan will be deferred until some point in the future after our technology has been developed. Additionally, Mr. Carmichael purchased common stock for $5,000. Of these funds, we have cash in the amount of $21,890 remaining as of September 30, 2002. Thus we will likely need to obtain additional financing for any operational or development expenses shortly after the end of our current fiscal year.

Results  of  Operations  For  Period  Ending  September  30,  2002

We did not earn any revenues during the period ending September 30, 2002 or from the period of inception to September 30, 2002. We do not anticipate earning revenues until such time as we have a fully operational website. We are presently in the development stage of our business and we may not be profitable from our operations over the next twelve months.

We incurred operating expenses in the amount of $41,936 for the period from inception on May 24, 2000 to September 30, 2002. For the three month period ending September 30, 2002, we incurred expenses in the amount of $13,697. Our operating expenses since inception have included: (a) $1,194 in amortization of technology development costs associated with developing the web site; (b) $34,303 in professional fees in connection with our corporate organization and attorneys fees and accounting fees incurred while preparing our SB-2 Registration Statement with the SEC; (c) $4,274 in general office expenses; (d) $1,547 in expenses relating to our stock transfer agent, Pacific Stock Transfer, in issuing certificates to our current investors; and (d) $618 in web site maintenance.

Our loss for the three month period ending September 30, 2002 is $13,697 while our loss for the period of inception to September 30, 2002 is $13,697. This loss is comprised primarily of expenses associated with professional fees in conjunction with our registration statement filed with the Securities and Exchange Commission. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the development of our technology and the professional fees to be incurred in connection with the costs of becoming a reporting company with the Securities and Exchange Commission.

Liquidity  and  Capital  Resources

Our current cash on hand, as of September 30, 2002 is $21,890. We anticipate that we will incur the following approximate expenses over the next twelve months: $5,000 on legal and accounting, $4,000 on web development/hosting and $12,000 towards working capital. We will most likely not purchase any substantial equipment over the next twelve months nor do we intend to hire any additional employees until either we receive additional funding or we have begun to generate revenues. As such, we have sufficient funding to cover our expenses for the next twelve months.

Our current liabilities as of September 30, 2002 is $8,705. Of this amount, $6,500 is in the form of a loan owed to Mr. Carmichael for initial start-up costs. Mr. Carmichael has verbally agreed to defer payment of this amount in order for us to continue with our technology development.

Although we have sufficient funds to satisfy our cash requirements through the next twelve months, as mentioned above, if within the next twelve months, we have been unable to secure our technology at a discount as contemplated, and we fail to achieve revenues, we will need to obtain additional funding in order to complete the e-commerce aspects of our business model.

Because we have not attained profitable operations and because we may not be able to obtain additional funds if needed, our auditors have stated in their report that they have substantial doubt we will be able to continue as a going concern.


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jayeson Carmichael and Chief Financial Officer, Edward Wong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item  2.  Changes  in  Securities

None

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit
Number              Description of Exhibit
--------------      ------------------------------------------------------------
99.1  and 99.2      Certifications  of  Chief  Executive  Officer  and  Chief
                    Financial  Officer pursuant to pursuant to 18 U.S.C. Section
                    1350,  as  adopted  pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act  of  2002  (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K


None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH-NET  COMMUNICATIONS,  INC.

Date:  December  24,  2002
                 --


By:  /s/ Jayeson  Carmichael
     --------------------------
     Jayeson  Carmichael
     President,
     Chief Executive Officer and
     Director

                                 CERTIFICATIONS

I, Jayeson Carmichael, Chief Executive Officer of Tech-Net Communications, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Tech-Net Communications, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  24,  2002         /s/ Jayeson  Carmichael
                 --                ___________________________________
                                   (Signature)
                                   Jayeson  Carmichael
                                   President  and  Chief  Executive  Officer

                                 CERTIFICATIONS



I, Edward Wong, Chief Financial Officer of Tech-Net Communications, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Tech-Net Communications, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 24, 2002           /s/ Edward  Wong
                --                 ___________________________________
                                   (Signature)
                                   Edward  Wong
                                   Chief  Financial  Officer