Form 10QSB
period 2002-12-31
TECH NET COMMUNICATIONS INC
filed 2003-02-19
CIK 1124019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  December  31,  2002

[  ]      Transition Report  pursuant  to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                  to


          Commission  File  Number          000-50092
                                            ---------

                          TECH-NET COMMUNICATIONS, INC.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                   98-0231440
--------------------------------         ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)


Oceanic Business Centre, Suite 2000
1066 West Hastings  Street,
Vancouver, British Columbia, Canada      V6E  3X2
--------------------------------------   --------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  604-601-8217
                                         ------------

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,536,000 Shares of $.001 par value Common Stock outstanding as of December 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------
                               DECEMBER 31     MARCH 31
                                     2002       2002
--------------------------------------------------------
ASSETS

Current
  Cash                             $  4,814   $ 53,728

Website Development Costs               450        895
                                   ---------------------

                                   $  5,264   $ 54,623
========================================================
LIABILITIES

Current
  Accounts payable                 $  8,562   $  4,752
  Loan payable                        6,500      6,500
                                   ---------------------
                                     15,062     11,252
                                   ---------------------

SHAREHOLDERS' (DEFICIENCY) EQUITY

Share Capital
  Authorized:
  100,000,000 common shares,
  par value $0.001 per share

  Issued and outstanding:
  7,536,000 common shares
  at December 31, 2002 and
  March 31, 2002                      7,536      7,536

  Additional paid-in capital         48,184     48,184

Deficit Accumulated During
 The Development Stage              (65,518)   (12,349)
                                   ---------------------
                                     (9,798)    43,371
                                   ---------------------
                                   $  5,264   $ 54,623
========================================================

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




---------------------------------------------------------------------------------------------
                                                                                  INCEPTION
                                                                                    MAY 24
                                 THREE MONTHS ENDED          NINE MONTHS ENDED     2000 TO
                                     DECEMBER 31               DECEMBER 31       DECEMBER 31
                                  2002         2001         2002         2001        2002
---------------------------------------------------------------------------------------------
Expenses
  Amortization                  $      149   $      149   $      447   $      447   $  1,343
  Consulting                        11,000            -       11,000            -     11,000
  Professional fees                 11,225            -       37,132            -     45,528
  Office and sundry                  1,208            -        2,425            -      5,482

  Transfer agent and filing fees         -            -        1,547            -      1,547
  Website maintenance                    -            -          618            -        618
                                -------------------------------------------------------------
Net Loss For The Period            (23,582)        (149)     (53,169)        (447)  $(65,518)
                                                                                    =========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period               (41,936)      (7,292)     (12,349)      (6,994)
                                --------------------------------------------------
Deficit Accumulated During
 The Development Stage,
 End Of Period                  $  (65,518)  $   (7,441)  $  (65,518)  $   (7,441)
==================================================================================

Net Loss Per Share              $        -   $        -   $    (0.01)  $        -
===================================================================================

Weighted Average Number
Of Common Shares
Outstanding                      7,536,000    5,000,000    7,536,000    5,000,000
==================================================================================

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                                                    INCEPTION
                                                                      MAY 24
                             THREE MONTHS ENDED  NINE MONTHS ENDED    2000 TO
                                DECEMBER 31         DECEMBER 31     DECEMBER 31
                              2002      2001      2002      2001      2002
--------------------------------------------------------------------------------

Cash Flows From
Operating Activities
  Net loss for the period   $(23,582)  $ (149)  $(53,169)  $ (447)  $(65,518)

Adjustments To Reconcile
 Net Loss To Net
 Cash By Operating
 Activities
  Amortization                   149      149        447      447      1,343
  Accounts payable             6,357        -      3,808        -      8,560
  Loan payable                     -        -          -        -      6,500
                             ------------------------------------------------
                             (17,076)       -    (48,914)       -    (49,115)
                             ------------------------------------------------

Cash Flows From
 Financing Activity
  Common stock issued              -        -          -        -     55,720
                             ------------------------------------------------


Cash Flows From
 Investing Activity
  Software development costs       -        -          -        -     (1,791)
                             ------------------------------------------------


Increase In Cash             (17,076)       -    (48,914)       -      4,814

Cash,
 Beginning Of Period          21,890    3,014     53,728    3,014          -
                             ------------------------------------------------


Cash,
 End Of Period              $  4,814   $3,014   $  4,814   $3,014   $  4,814
=============================================================================

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                COMMON STOCK
                      -------------------------------
                      NUMBER               ADDITIONAL
                       OF                  PAID-IN
                      SHARES      AMOUNT   CAPITAL   DEFICIT     TOTAL
                     -------------------------------------------------
Shares issued for
cash at $0.001(TO)   5,000,000  $5,000  $     -  $      -   $  5,000

Net loss for
 the period                  -       -        -    (6,994)    (6,994)
                     -------------------------------------------------

Balance,
 March 31, 2001      5,000,000   5,000        -    (6,994)    (1,994)

Shares issued for
 cash at $0.02 (TO)  2,536,000   2,536   48,184         -     50,720

Net loss for
the year                     -       -        -    (5,355)    (5,355)
                     -------------------------------------------------

Balance,
March 31, 2002       7,536,000   7,536   48,184   (12,349)    43,371

Net loss for
the period                   -       -        -   (53,169)   (53,169)
                     -------------------------------------------------

Balance,
December 31, 2002    7,536,000  $7,536  $48,184  $(65,518)  $ (9,798)
                     =================================================

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2002 audited financial statements and notes thereto.


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

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

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

                          TECH-NET COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Virtual  Sales  Presentations.  This  service will allow vendors/sellers to post
------------------------------
sales presentations online thereby creating a small advertisement of their product for any buyers seeking a bid on that particular product.


Reverse Auctions and Bid Management and Analysis Tools. These are services which
------------------------------------------------------
allow buyers to request bids on certain products they would like to purchase in the telecommunications industry from sellers dealing in those particular products. Analysis tools allow buyers to evaluate those bids received, thus selecting the best product at the best value.

Virtual  RFP's  (Request  For  Proposal).  This  service allows buyers to post a
----------------------------------------
request on our web site that invites vendors/sellers dealing in a certain product to return a bid or quote for the particular product requested.

Innovative  Account  Management  Services. These services will supplement all of
-----------------------------------------
our services to be provided on the Gateway by providing customers with the ability to manage their buyer/seller accounts through our website while providing them customer service support where needed.


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

The  Technet  Gateway
---------------------

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

Phase  Two  -  Development  Phase  -  Next  Twelve  Months
----------------------------------------------------------

Phase two includes our goals and plans for the next twelve months. The following summarizes our objectives during this period and progress to date.

- Virtual Sales Presentation Technology: During the next twelve months, we will complete this component of our technology. Jayeson Carmichael, our President, will act as project manager and oversee the following consultants that will be hired on a contractual as-needed basis: front-end designer, java programmer, web-master/lead tester.
     Progress: We have received quotes for the front-end design, java programming and web-master/lead tester. After the review of all quotes received we will engage on a contractual basis. Additionally we have verbal commitments from students of the

     University Of British Columbia Film Program to write, direct and film a short sales presentation that will be presented as a demonstration to potential customers.

- Marketing/Strategic Partners: During this phase, all of our marketing efforts will be conducted by our existing officers and directors of the corporation. Over the next twelve months, we plan to conduct a small scale marketing program to potential vendors and vendees. Additionally, we will seek out potential strategic partners in the wireless and telecommunications industry in order to negotiate possible joint marketing and joint promotional programs. Also, through these strategic partnerships we will attempt to launch an advertising campaign with banner advertisements.
     Progress: Marketing efforts are under way. Dialog continues with potential Strategic partners. No agreements have been made to date.
- Corporate Governance: During the next twelve months, we would like to add one additional person to our board of directors . At this time, we do not anticipate that we will be paying our directors any salary. Additionally, we have not identified a candidate for this director position as of the date of this report. Thus, no arrangements or agreements have been made with any potential candidate.
     Progress: Candidates have been identified for the addition of one person to our board of directors. We anticipate that this member will be added to the board within the next few weeks.

- Advisory Board: We will also be putting in place an advisory board consisting of two individuals to play an advisory role with our company in helping us address key issues relating to the telecommunications industry. In this regard, we will seek individuals with experience in the e-commerce and/or telecommunications fields who can provide a valuable advisory role in the development of our business. We do not anticipate that we will be paying our advisory board members a salary. Additionally, we have not identified any persons for this board as of the date of this prospectus. Thus, no arrangements or agreements have been made with any potential candidates.
     Progress: Candidates have been identified. Two members will be added to the advisory board within the next two months.
- Joint-Technology Arrangements: In order to develop the remaining part of our business model, including the e-commerce aspects such as the request for proposals, reverse auctions and bid analysis, we will seek out a possible arrangement with an existing distressed e-commerce company to either out-right purchase their technology at a severe discount or enter into a future revenue sharing arrangement with them in order to provide us with fully functional e-commerce capacity. Given the current state of the internet e-commerce market, we believe that there is a potential for acquiring our remaining technology at a deep discount. Several companies already possess the technology that we require. It will be our president's objective over the next twelve months to seek possible arrangements with such companies in distress and arrive at a mutually advantageous arrangement.
     Progress: Seeking potential takeover candidates. None have been identified at this point.
- Raise Additional Capital: We anticipate that at the end of the next twelve month period, we may have a need to raise additional capital in order to implement phase three of our business plan. We would conduct such an arrangement in the form of equity financing.

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

In order for our Technet Gateway to become fully operational based on our existing business plan, we will need to complete development of the following components: reverse auctions, bid management and analysis tools, virtual request for proposals, account management services and virtual sales presentations. Our focus over the next twelve months will be on the development of the virtual sales presentation component of our business model . Our current cash on hand of $4,814 as of December 31, 2002 is sufficient to complete only part of our Tech-Net Gateway without additional funding. The total cost associated with this will be approximately $5,000. Mr. Carmichael, our president, will conduct the project management and content writing, whereas we will outsource the front end design work and the java programming in order to complete this component of our web site.

Also within the next twelve months, we will continue developing our marketing plan and strategy. This includes launching a limited advertising campaign using banner ads on the Internet, seeking out strategic partnerships with well-established telecommunication industry vendors in order to gain access to their customers and possibly enter into joint venture marketing/advertising campaigns with them, and attract more seasoned industry people to our board of directors. We are hoping to attract at least one individual in the telecommunications industry to our board within the next month. Additionally, we are seeking to fill two advisory role positions in the company by individuals with telecommunications and e-commerce experience within the next two months. This advisory board would meet monthly to help the company address key issues successfully in order to meet its business objectives.

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

Our funds raised to date have been through the sale of common stock in a private offering, exempt from registration under Regulation S, which raised a total of $52,720. Mr. Carmichael has loaned the company a total of $6,500 relating to our initial start-up costs such as attorneys fees and other initial operation expenses. Due to the small nature of the loan between Mr. Carmichael and us, no formal written promissory note exists with regard to this amount. Mr. Carmichael has agreed that payment of this loan will be deferred until some point in the future after our technology has been developed. Additionally, Mr. Carmichael purchased common stock for $5,000. Of these funds, we have cash in the amount of $4,814 remaining as of December 31, 2002. Thus we will likely need to obtain additional financing for any operational or development expenses shortly after the end of our current fiscal year.

Results  of  Operations  For  Period  Ending  December  31,  2002

We did not earn any revenues during the period ending December 31, 2002 or from the period of inception to December 31, 2002. We do not anticipate earning revenues until such time as we have a fully operational website. We are presently in the development stage of our business and we may not be profitable from our operations over the next twelve months.

We incurred operating expenses in the amount of $65,518 for the period from inception on May 24, 2000 to December 31, 2002. For the three month period ending December 31, 2002, we incurred expenses in the amount of $23,582. Our operating expenses since inception have included: (a) $1,343 in amortization of technology development costs associated with developing the web site; (b) $45,528 in professional fees in connection with our corporate organization and attorneys fees and accounting fees incurred while preparing our SB-2 Registration Statement with the SEC; (c) $5,482 in general office expenses; (d) $1,547 in expenses relating to our stock transfer agent, Pacific Stock Transfer, in issuing certificates to our current investors; and (d) $618 in web site maintenance.



Our loss for the three month period ending December 31, 2002 is $23,582 while our loss for the period of inception to December 31, 2002 is $65,518. This loss is comprised primarily of expenses associated with professional fees in conjunction with our registration statement filed with the Securities and Exchange Commission. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the development of our technology and the professional fees to be incurred in connection with the costs of becoming a reporting company with the Securities and Exchange Commission.

Liquidity  and  Capital  Resources

Our current cash on hand, as of December 31, 2002 is $4,814. We anticipate that we will incur expenses over the next twelve months in the amount of $10,000, $5,000 on legal and accounting and $5,000 on web development/hosting. We will most likely not purchase any substantial equipment over the next twelve months nor do we intend to hire any additional employees until either we receive additional funding or we have begun to generate revenues. As such, we have sufficient funding to cover our expenses for the next twelve months.

Our current liabilities as of December 31, 2002 is $15,062. Of this amount, $6,500 is in the form of a loan owed to Mr. Carmichael for initial start-up costs. Mr. Carmichael has verbally agreed to defer payment of this amount in order for us to continue with our technology development.

We do not have sufficient funds to satisfy our cash requirements, as mentioned above, through the next 12 months. Mr. Carmichael has verbally agreed to provide a personal shareholders loan to the company as required to satisfy our cash requirements through the next 12 months. If within the next twelve months we are unable to secure our technology at a discount as contemplated, and we fail to achieve revenues, we will need to obtain additional funding in order to complete the e-commerce aspects of our business model.

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

None

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2002.

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number    Description of Exhibit
------    ----------------------------------------------------------------------
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

TECH-NET  COMMUNICATIONS,  INC.

Date:  February  19 ,  2003
                ----



By:  /s/ Jayeson  Carmichael
   -------------------------
     Jayeson  Carmichael
     President,
     Chief  Executive  Officer  and
     Director

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

Date:  February  19,  2003     /s/ Jayeson  Carmichael
                 ---
                                   ___________________________________
                                   (Signature)
                                   Jayeson  Carmichael
                                   President  and  Chief  Executive  Officer

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

Date:  February  19,  2003    /S/ Edward  Wong
                 ---
                                   ___________________________________
                                   (Signature)
                                   Edward  Wong
                                   Chief  Financial  Officer