Form 10KSB
period 2003-03-31
TECH NET COMMUNICATIONS INC
filed 2003-07-02
CIK 1124019

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended March 31, 2003

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to ____________

    Commission File No. 000-50092

TECH-NET COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

NEVADA                                98-0231440
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

Oceanic Business Centre, Suite 200
1066 West Hastings Street
Vancouver, British Columbia, Canada                V6E 3X2
(Address of principal executive offices)                       (Zip Code)

Registrant’s telephone number, including area code:     (640) 601-8217

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act : 100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for fiscal year ended March 31, 2003 were $NIL

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 18, 2003 is : $1,293,360.00

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2003 is 7,536,000 .

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

In General

We were incorporated under the laws of the state of Nevada in May 15, 2000.

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

We plan to offer participants, through the Technet Gateway, the ease of one stop shopping for all telecommunication needs. By creating an online e-Marketplace or on-line shopping center for all our customers’ telecommunications transactions, we will eliminate the middlemen and allow buyers and sellers to deal directly with one another. We plan to supply buyers and sellers with services to maximize efficiency, lower procurement (i.e. purchasing) costs and reduce administrative costs. As we grow, we intend to accomplish this goal by utilizing the following:

Virtual Sales Presentations. This service will allow vendors/sellers to post sales presentations online thereby creating a small advertisement of their product for any buyers seeking a bid on that particular product.

Reverse Auctions and Bid Management and Analysis Tools . These are services which allow buyers to request bids on certain products they would like to purchase in the telecommunications industry from sellers dealing in those particular products. Analysis tools allow buyers to evaluate those bids received, thus selecting the best product at the best value.

Virtual RFP’s (Request For Proposal) . This service allows buyers to post a request on our web site that invites vendors/sellers dealing in a certain product to return a bid or quote for the particular product requested.

Innovative Account Management Services . These services will supplement all of our services to be provided on the Gateway by providing customers with the ability to manage their buyer/seller accounts through our website while providing them customer service support where needed.

The typical seller utilizing our Gateway will include major telecommunication service and equipment providers, data service providers, competitive local exchange carriers, integrated access providers, competitive access providers, resellers, agents, consultants, Internet service providers, web hosting service providers, co-location providers, voice over Internet service providers, cable companies, xDSL providers, broadband internet access providers, and wireless and broadband wireless service providers. The typical buyer will be any company that spends $500 – 10,000 per month on telecommunications services and/or hardware.

The following illustrates an example of a typical transaction we plan to conduct on our Technet Gateway. A reseller may need to purchase his/her monthly stock of phone cards. The reseller, who has previously or concurrently registered with our site, will go to the Technet Gateway web-site and request a quote for his/her needs from a number of phone card providers who have also previously registered as vendors with us. The phone card providers will respond to the request through our Technet Gateway. Once the reseller has selected the best quote and the transaction has been agreed upon between both parties, Tech-Net will receive a 5% commission from the vendor, based upon the total value of that sale. The benefits to the vendee include getting the best price. The benefits to the vendor include making the sale, gaining a new customer without the added expense marketing/advertising campaigns or sales calls.

Our Virtual Sales Channel fee structure will be significantly lower than the 15% average fee currently paid to the indirect/alternative sales channel. We currently plan to charge a fee of 5%. Most online B2B telecom sites are simply agents/re-sellers that put their business models online. Agents/re-sellers encounter substantial management and administrative responsibilities, resulting in significantly increased operating costs, overhead and staffing expenditures in order to meet their obligations to both vendors and customers. Our Technet Gateway solution has the potential of both competing with some agents/resellers for business while at the same time becoming a tool for other agents/resellers who wish to use our services in their selling efforts due to our low fees. We will compete with agents/resellers directly in the case of small businesses who choose to utilize our Gateway and remove the middleman (i.e. the agent or reseller) in order to save money. Additionally, some agents and resellers may find benefits in utilizing our services. As mentioned above, many agents/resellers will charge up to 15% for their services. Our alternate sales channel can provide them with a tool to replace their existing overhead costs or staffing expenditures while only consuming 5% of their fees thus allowing them to profit the remaining 10% of their fees they charge to customers.

The Technet Gateway

We have developed the first stage of our web-site and the vendor/vendee registration section where buyers and sellers can register with the company. However, significant additional development and marketing of the Technet Gateway is necessary prior to us achieving revenue or profitability. Thus, we currently do not have any customers. Over the next twelve months, we will focus on the development of the components of our product and the marketing of our product to vendors and vendees. Additionally, we intend to seek out strategic partners in the wireless industry. Our goal is to establish either joint marketing or joint promotional activities with these “strategic” partners who are companies that are already well-established in the telecommunications industry. This will enable us to achieve credibility in the industry far quicker than if we pursued such marketing endeavors alone.

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

Small and start-up companies tend to be the hardest and most expensive new customers for service providers to reach. Small-business customers are elusive and hard to find, and they require a high customer-acquisition cost because they tend to be skeptical. We intend to position ourselves to capitalize on this rapidly growing and underserved sector of the market by defining ourselves as the leading Business-to-Business e-Marketplace for one stop shopping and account management services for all of a company’s telecommunication needs.

We have determined from our informal research that the best way to reach the Small to Medium Enterprise (SME) market is to partner with companies that have established SME relationships. We plan to aggressively pursue and leverage strategic partnerships with well-established, non-telecom SME vendors.

Revenue Model

Initially, we will not charge either buyers or sellers a “registration” or “subscription” fee to use the site. Instead, we anticipate revenue will be generated through the following channels:

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

f.    Data Mining and Industry Metrics: This revenue generator will allow us to sell information we are able to assimilate through the traffic on web site that will track trends in the telecommunications industry based on buying preferences of our customers. The information we plan to sell will not disclose specifics of the companies or customers who use our site. Instead, we will collect valuable statistics about various aspects of market behavior. For example, through the use of tracking mechanisms that shall be built into the functionality of our web site, we will be able to generate reports that track the quantities and types of products that customers purchase, such as the preference of one type of phone card with certain features over another. The data will be sold in aggregate form to receptive audiences such as sellers interested in forecasting future trends.

We plan to engage traditional and online agents/resellers as participants in the bid process on the vendor side. The nominal fee paid by agents/resellers for the qualified sales force to be provided by TechNetCommunications.com segues into the existing agent/re-seller revenue model. Telecom service and equipment providers have a strong financial incentive to participate directly with TechNetCommunications.com’s Virtual Sales Channel to lower customer acquisition costs and reduce the fees paid to agents/re-Sellers as well as those incurred by their direct sales force.

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

Development of the Technet Gateway – Three Phase Plan

The following summarizes our company’s three phase approach in executing our business model. The following phased strategy will be re-evaluated throughout the next two years and adjustments may be made based on circumstances both within our control, such as the amount of time our president will be able to devote to the company, and circumstances outside our control, such as market fluctuations in the e-commerce and telecommunications industry and in the market for investments in our industry.

Phase One – Initial (Start-up) Phase - Completed

We have completed the initial phase of our operations which included the following tasks:

•    Initial Web Site Design: Our web site design and registration page for vendees/vendors was completed in March 2002.

•    Informal Market Research: Throughout the last two years, our President has conducted informal research of both the e-commerce and telecommunications industries in order to determine the best approach in developing Tech-Net’s technology and marketing its business model.
        Based upon this research, we arrived at our existing plan of operation.

•    Office Facilities/Licensing of Technology: In May, 2002 we began renting office space under a month to month agreement and we entered into a verbal agreement with Concord Interactive to host our web-site and use their additional services of internet connection, servers and bandwidth.

Phase Two – Development Phase – Next Twelve Months

Phase two includes our goals and plans for the next twelve months. The implementation of our development plan has been slightly delayed due to a lack of interest in dot com business plans. The following summarizes our objectives during this period and progress to date.

•  Virtual Sales Presentation Technology : During the next twelve months, we will complete this component of our technology. Jayeson Carmichael, our President, will act as project manager and oversee the following consultants that will be hired on a contractual as-needed basis: front-end designer, java programmer, web-master/lead tester.
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

•  Marketing/Strategic Partners: During this phase, all of our marketing efforts will be conducted by our existing officers and directors of the corporation. Over the next twelve months, we plan to conduct a small scale marketing program to potential vendors and vendees. Additionally, we will seek out potential strategic partners in the wireless and telecommunications industry in order to negotiate possible joint marketing and joint promotional programs. Also, through these strategic partnerships we will attempt to launch an advertising campaign with banner advertisements.
Progress: Marketing efforts are under way. Dialog continues with potential Strategic partners. No agreements have been made to date.

•  Corporate Governance: During the next twelve months, we would like to add one additional person to our board of directors. At this time, we do not anticipate that we will be paying our directors any salary. Additionally, we have not identified a candidate for this director position as of the date of this report. Thus, no arrangements or agreements have been made with any potential candidate.

Progress: Candidates have been identified for the addition of one person to our board of directors. We anticipate that this member will be added to the board within the next few weeks.

•   Advisory Board: We will also be putting in place an advisory board consisting of two individuals to play an advisory role with our company in helping us address key issues relating to the telecommunications industry. In this regard, we will seek individuals with experience in the e-commerce and/or telecommunications fields who can provide a valuable advisory role in the development of our business. We do not anticipate that we will be paying our advisory board members a salary. Additionally, we have not identified any persons for this board as of the date of this report. Thus, no arrangements or agreements have been made with any potential candidates.
Progress: Candidates have been identified. Two members will be added to the advisory board within the next two months.

•   Joint-Technology Arrangements: In order to develop the remaining part of our business model, including the e-commerce aspects such as the request for proposals, reverse auctions and bid analysis, we will seek out a possible arrangement with an existing distressed e-commerce company to either out-right purchase their technology at a severe discount or enter into a future revenue sharing arrangement with them in order to provide us with fully functional e-commerce capacity. Given the current state of the internet e-commerce market, we believe that there is a potential for acquiring our remaining technology at a deep discount. Several companies already possess the technology that we require. It will be our president’s objective over the next twelve months to seek possible arrangements with such companies in distress and arrive at a mutually advantageous arrangement.
Progress: Seeking potential takeover candidates. None have been identified at this point.

•  Raise Additional Capital: We anticipate that at the end of the next twelve month period, we may have a need to raise additional capital in order to implement phase three of our business plan. We would conduct such an arrangement in the form of equity financing.

Phase Three – Final Development Phase – next twenty-four months

Our goal for phase three is to complete the following objectives within the next twenty-four months. Some of the items below may be contingent upon the successful completion of goals set for phase two, such as raising additional capital for the corporation.

•   Finalize E-Commerce Technology: We plan to complete the development of our e-commerce technology from either acquiring it from other distressed e-commerce companies as outlined in phase two above, or through outsourcing its development with consultants or through the use of licensing agreements. By the end of the next twenty-four months, we plan to have acquired this technology through one of the sources mentioned above and have a functioning e-commerce web site.

•  Finalize Revenue Sharing Agreements/Strategic Partnership Agreements: We will seek out strategic partnerships with companies in the telecommunications industry so that such arrangements will be in place simultaneously with the launch of the e-commerce components of our Technet Gateway. Although we currently do not have any existing document in place that describes such an arrangement, we plan to follow standard agreements currently used in the e-commerce market where revenue is shared through the use of joint marketing efforts.

•   Introduce Customer Service Program: Hire customer support staff available for clients utilizing our web site services.

•   Hire Key Employees: Contingent upon us obtaining financing, and completing the development of our e-commerce technology, we will begin to hire key employees in roles such as director of marketing, chief financial officer and operation and technology managers.

Employees

We have no employees as of the date of this report other than our two officers, Mr. Carmichael and Mr. Wong. We plan to conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have spent less than $10,000 towards research and development expenditures associated with the development of our website since our incorporation.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risks Related To Our Financial Condition And Business Model

If we do not obtain additional financing, our business will fail

Our current cash on hand will not cover our working capital needs for the next twelve months. We will need to obtain additional financing in order to continue as a going concern. It is highly unlikely that we will obtain profitability over the next twelve months. As of March 31, 2003, we had cash in the amount of $412. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the marketing and development of our product. We will require additional financing in order to develop the video sales presentation subsection of our product and to conduct a full marketing campaign usually needed to establish the critical mass of traffic required in order for the Technet Gateway to become profitable. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would depend upon a number of factors, including the market for financing technology startups and the attractiveness of our business plan to investors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to generate revenues through initial advertising fees, we may have to revise our existing revenue model which could result in business failure if we do not act quickly and successfully.

Our business and marketing strategy contemplates that the way we will earn our initial revenues is from advertising until our Tech-Net Gateway is fully functional and generating revenues. In this regard, we may not be able to generate revenues from advertising or, if we are successful with selling advertising, the revenues generated may not exceed the operating costs of the Technet Gateway. If this should happen, our business may fail if we are unable to react to this set back quickly and successfully. For example, we will need to raise additional funds in order to cover our expenses until our Gateway business model is generating revenues.

Our dependence on third parties for key components of our business could be detrimental to our operations if such relationships are impaired.

We will depend on several third parties in conducting our operations, including the following:

•    we do not own a gateway onto the Internet and instead rely on an Internet service provider to connect the Technet Gateway to the Internet; and
•    the Technet Gateway depends on operating system, database, and server software that has been developed, produced by and licensed from third parties.

We have limited control over these third parties and have no long-term relationships with any of them. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services provided by such third parties falls below a satisfactory standard, our business could be harmed. Also, our loss of or inability to maintain or obtain upgrades to certain technology licenses could result in delays in developing our systems until equivalent technology could be identified, licensed or developed, and integrated.

We may be unable to protect our intellectual property which could result in irreparable harm to our operations and/or reputation.

Our performance and ability to compete are dependent to a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

•    proprietary technology once developed;
•    trade names; and
•    domain names, each of which relates to our brand.

We may not be able to protect our proprietary rights, and our inability or failure to do so could result in loss of competitive and commercial advantages that we may hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money. We cannot assure success in any such litigation that we might undertake.

We may in the future receive notices from third parties claiming infringement by our software, by the use of the name “www.technetcommunications.com” or other aspects of our business. We currently do not have any such claims against us. However, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of management, which could have a material adverse effect on our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, results of operations and financial condition.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of the development of our technology, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues based on our existing business plan and if we are unable to obtain additional financing after significant time and resources have been devoted to the company, we will not be able to continue operations.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Carmichael, our president and director, is also the president and founder of The J. Carmichael Group, a private, Vancouver-based venture focused on seeking out companies in the high-tech field that show potential for success and pairing them with potential investors. Because we are in the early stages of our business, Mr. Carmichael will spend approximately 10% of his time on our business and the remaining time will be spent to his other business ventures. If the demands of our business require the full business time of Mr. Carmichael, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Carmichael may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Carmichael’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Carmichael’s time may lead to a divergence between his interests and the interests of other shareholders.

Because our president, Mr. Jayeson Carmichael, owns 66.35% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Carmichael are inconsistent with the best interests of other stockholders.

Mr. Carmichael is our president and director. He owns approximately 66.35% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Carmichael may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Carmichael to differ from the interest of other stockholders include his ability to devote the time required run a Internet technology company.

ITEM 2.     DESCRIPTION OF PROPERTIES

We do not own any physical property. In May of 2002, we began renting our office space at Oceanic Business Centre, Suite 2000 – 1066 West Hastings Street, Vancouver, BC, V6E 3X2. We rent this space, which includes general office support, pursuant to a month to month lease. At this time, we do not own computers or hardware. Concord Interative hosts and monitors our website from their premises.

ITEM 3.     LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

Our agent for service of process in Nevada is Michael A. Cane, 2300 West Sahara Avenue, Suite 500, Box 18, Las Vegas, Nevada 89102.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended March 31, 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol TNTC. On June 18, 2003, our stock's closing price was $0.51 per share. This price, however, is an inter-dealer price without mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for the 52 week range ended June 18, 2003 were $0.02 to $0.51. These prices are closing prices and appear as approximate figures.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this registration statement, we had forty-three (43) registered shareholders.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended
March 31, 2003.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.    We would not be able to pay our debts as they become due in the usual course of business; or

2.    Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               AND PLAN OF OPERATIONS

Plan of Operations

Our plan of operations for the next twelve months will focus on the development of the Technet Gateway and implementation of marketing strategies enabling us to develop a critical mass of traffic for our web site. This focus will include registering vendors and vendees on our site, continuing with the development of our site with the main focus being the video sales presentations, seeking out a strong advisory board consisting of two seasoned telecommunications’ industry veterans to help address key issues, adding one additional director to our board of directors, and developing relationships with key partners in the wireless industry news service. As of the date of this report, we have not identified candidates for the board of director position or the advisory board positions. Thus, no arrangements or agreements have been made with any potential candidate. We hope to attract such individuals without the need of providing compensation.

In order for our Technet Gateway to become fully operational based on our existing business plan, we will need to complete development of the following components: reverse auctions, bid management and analysis tools, virtual request for proposals, account management services and virtual sales presentations. Our focus over the next twelve months will be on the development of the virtual sales presentation component of our business model. Our current cash on hand of $412 as of

March 31, 2003 is insufficient to complete our Tech-Net Gateway without additional funding. The total cost associated with this will be approximately $5,000. Mr. Carmichael, our president, will conduct the project management and content writing, whereas we will outsource the front end design work and the java programming in order to complete this component of our web site.

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

If we are unable to arrange for a distressed purchase of the e-commerce technology or some other joint- technology arrangement with an existing e-commerce company as contemplated in the above paragraph, we will likely need additional funding to complete the e-commerce aspects of our business model such as the reverse auctions, bid management and analysis, virtual request for proposals and the account management components. If we are unsuccessful in acquiring this technology at a discount in the next twelve months, we will likely either outsource the development of these components or enter into a licensing agreement with an e-commerce company possessing such technology. Our goal is to have all of the e-commerce components in place within the next twenty-four months. Since technology is built in stages, we believe that outsourcing such technology allows for better cost controls due to the ability to hire consultants on an “as needed” basis. For example, by building technology in this manner, the front-end designers do not sit idle while waiting on the back-end programmers to finish completing functionality aspects of the product. By hiring consultants on a contract basis, we can eliminate the overhead of having employees sit idle until their piece of the product is ready to be implemented.

It is our hope to begin generating revenues within the next twelve months based on advertising sales and our sales of our virtual sales presentation component thus sustaining our business’ future growth and development needs from these revenues. However, there is a strong chance that we will not generate enough funds to cover our expenses. Assuming we fail to generate any revenues, our existing funding only allows us to meet our financial obligations for the next twelve months. Thus, if within the next twelve months, we have been unable to secure our technology as contemplated above at a discount, and we fail to achieve revenues, we will need to obtain additional funding in order to complete the e-commerce aspects of our business model.

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

Our funds raised to date have been through the sale of common stock in a private offering, exempt from registration under Regulation S, which raised a total of $52,720. Mr. Carmichael has loaned the company a total of $13,647 relating to our initial start-up costs such as attorneys fees and other initial operation expenses. Due to the small nature of the loan between Mr. Carmichael and us, no formal written promissory note exists with regard to this amount. Mr. Carmichael has agreed that payment of this loan will be deferred until some point in the future after our technology has been developed. Additionally, Mr. Carmichael purchased common stock for $5,000. Of these funds, we have cash in the amount of $412 remaining as of March 31, 2003. Thus we will need to obtain additional financing for any operational or development expenses shortly after the end of our current fiscal year.

Results of Operations For Fiscal Year Ended March 31, 2003

We did not earn any revenues during the period ending March 31, 2003 or from the period of inception to March 31, 2003. We do not anticipate earning revenues until such time as we have a fully operational website. We are presently in the development stage of our business and we may not be profitable from our operations over the next twelve months.

We incurred operating expenses in the amount of $71,009 for the period from inception on May 15, 2000 to March 31, 2003. For the fiscal year ending March 31, 2003, we incurred expenses in the amount of $58,660. Our operating expenses since inception have included: (a) $1,492 in amortization of technology development costs associated with developing the web site; (b) $49,621 in professional fees in connection with our corporate organization and attorneys fees and accounting fees incurred while preparing our SB-2 Registration Statement with the SEC; (c) $6,051 in general office expenses; (d) $2,227 in expenses relating to our stock transfer agent, Pacific Stock Transfer, in issuing certificates to our current investors; and (d) $618 in web site maintenance.

Our loss for the fiscal year ending March 31, 2003 is $58,660 while our loss for the period of inception to March 31, 2003 is $71,009. This loss is comprised primarily of expenses associated with professional fees in conjunction with our registration statement filed with the Securities and Exchange Commission. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the development of our technology and the professional fees to be incurred in connection with the costs of becoming a reporting company with the Securities and Exchange Commission.

Liquidity and Capital Resources

Our current cash on hand, as of March 31, 2003 is $412. We anticipate that we will incur expenses over the next twelve months in the amount of $10,000, $5,000 on legal and accounting and $5,000 on web development/hosting. We will most likely not purchase any substantial equipment over the next twelve months nor do we intend to hire any additional employees until either we receive additional funding or we have begun to generate revenues. At the present time, we do not have sufficient funding to cover our expenses for the next twelve months.

Our current liabilities as of March 31, 2003 are $16,000. Of this amount, $13,647 is in the form of a loan owed to Mr. Carmichael for initial start-up costs. Mr. Carmichael has verbally agreed to defer payment of this amount in order for us to continue with our technology development.

We do not have sufficient funds to satisfy our cash requirements, as mentioned above, through the next 12 months and Mr. Carmichael has verbally agreed to provide a personal shareholders loan to the company as required to satisfy our cash requirements through the next 12 months. If within the next twelve months we are unable to secure our technology at a discount as contemplated, and we fail to achieve revenues, we will need to obtain additional funding in order to complete the e-commerce aspects of our business model.

Because we have not attained profitable operations and because we may not be able to obtain additional funds if needed, our auditors have stated in their report that they have substantial doubt we will be able to continue as a going concern.

Forward Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7.     FINANCIAL STATEMENTS

Index to Financial Statements:

1.     Auditors’ Report;

2.    Audited Financial Statements for the year ended March 31, 2003, including:

a.     Balance Sheets as at March 31, 2003 and 2002;

b.     Statements of Loss and Deficit for the year ended March 31, 2003 and for the period from inception on May 15, 2000 to March 31,
                       2003;

c.     Statements of Cash Flows for the years ended March 31, 2003, March 31, 2002, and for the period from inception on May 15,
                       2000 to March 31, 2003;

d.     Statements of Stockholders’ Equity for the year ended March 31, 2003 and for the period from inception on May 15, 2000 to
                       March 31, 2003;

e.                     Notes to Financial Statements.

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002
(Stated in U.S. Dollars)

MORGAN & COMPANY
CHARTERED ACCOUNTANTS

AUDITORS' REPORT

To the Shareholders and Directors
Tech-Net Communications, Inc.
(A Development Stage Company)

      We have audited the balance sheets of Tech-Net Communications, Inc. (a development stage company) as at March 31, 2003 and 2002, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the years ended March 31, 2003 and 2002, and for the period from May 15, 2000 (date of inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and 2002, and the results of its operations and cash flows for the years ended March 31, 2003 and 2002, and for the period from May 15, 2000 (date of inception) to March 31, 2003 in accordance with United States generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.   “Morgan & Company”

June 24, 2003                                                                                                  Chartered Accountants

      Tel:  (604)  687-5841            MEMBER OF                  P.O. Box 10007 Pacific Centre
Fax: (604)  687-0075            ACPA                                 Suite 1488 - 700 West Georgia Street
www.morgan-cas.com           INTERNATIONAL          Vancouver, BC  V7Y 1A1

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

MARCH 31
	2003	2002

ASSETS

Current
Cash	$412	$53,728

Website Development Costs	299	895

	$711	$54,623

LIABILITIES

Current
Accounts payable	$2,353	$4,752
Loan payable (Note 3)	13,647	6,500

	16,000	11,252

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
7,536,000 common shares at March 31, 2003 and 2002	7,536	7,536

Additional paid-in capital	48,184	48,184

Deficit Accumulated During The Development Stage	(71,009)	(12,349)

	(15,289)	43,371

	$711	$54,623

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			MAY 15
	YEARS ENDED		2000 TO
	MARCH 31		MARCH 31
	2003	2002	2003

Expenses
Amortization	$596	$597	$1,492
Consulting	11,000	-	11,000
Professional fees	41,225	4,752	49,621
Office and sundry	2,994	6	6,051
Transfer agent and filing fees	2,227	-	2,227
Website maintenance	618	-	618

Net Loss For The Year	(58,660)	(5,355)	$(71,009)

Deficit Accumulated During The Development Stage, Beginning Of Year	(12,349)	(6,994)

Deficit Accumulated During The Development Stage, End Of Year	$(71,009)	$(12,349)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	7,536,000	5,105,667

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			MAY 24
	YEARS ENDED		2000 TO
	MARCH 31		MARCH 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(58,660)	$(5,355)	$(71,009)

Adjustments To Reconcile Net Loss To Net Cash
By Operating Activities
Amortization	596	597	1,492
Accounts payable	(2,399)	4,752	2,353

	(60,463)	(6)	(67,164)

Cash Flows From Financing Activities
Common stock issued	-	50,720	55,720
Loan payable	7,147	-	13,647

	7,147	50,720	69,367

Cash Flows From Investing Activity
Software development costs	-	-	(1,791)

Increase (Decrease) In Cash	(53,316)	50,714	412

Cash, Beginning Of Year	53,728	3,014	-

Cash, End Of Year	$412	$53,728	$412

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY

MARCH 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK

	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000

Net loss for the period	-	-	-	(6,994)	(6,994)

Balance, March 31, 2001	5,000,000	5,000	-	(6,994)	(1,994)

Shares issued for cash at $0.02	2,536,000	2,536	48,184	-	50,720

Net loss for the year	-	-	-	(5,355)	(5,355)

Balance, March 31, 2002	7,536,000	7,536	48,184	(12,349)	43,371

Net loss for the year	-	-	-	(58,660)	(58,660)

Balance, March 31, 2003	7,536,000	$7,536	$48,184	$(71,009)	$(15,289)

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.    NATURE OF OPERATIONS

a)    Organization

The Company was incorporated in the state of Nevada, U.S.A. on May 15, 2000.

b)    Development Stage Activities and Going Concern

      The Company is in the business of establishing an internet e-commerce gateway (the “Technet Gateway”) for exchange of telecommunication services specifically targeted to small and medium size users of such services. The Technet Gateway is in the early stage of development and has not generated any revenues to date. Significant additional development and marketing of the Technet Gateway is necessary prior to the Technet Gateway achieving revenue or profitability.

      Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    SIGNIFICANT ACCOUNTING POLICIES

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)    Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

c)    Website Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

d)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

TECH-NET COMMUNICATIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)    Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

f)    Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

g)    Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

3.    LOAN PAYABLE

The loan payable in the amount of $13,647 (2002 - $6,500) is interest free with no specific terms of repayment and is owing to a director.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL
         DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages as of March 31, 2003 are as follows:

Directors / Executive Officers:

Name of Director                                                                      Age        Position
----------------------                          -----        ---------
Jayeson Carmichael            32        President and Director

Edward Wong                    41        Secretary, Treasurer, and Director

Diane Travis                                                                               58        Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Jayeson Carmichael – Mr. Jayeson Carmichael, our president and director, has served in this capacity since May 16, 2000. He currently devotes approximately 10% of his time to Tech-Net. Mr. Carmichael’s career has been focused in helping build hi-tech start-up companies, particularly Internet related companies, and taking an active advisory role in the establishment and further development of these ventures. His experience includes: brand building, site design, business development, marketing, and networking in the technology sector.

In January 1999, Mr. Carmichael founded the Carmichael Institute – a non-profit think tank for learning and higher intelligence, with a focus on global political issues and current events. Although this non-profit endeavor is currently on hold, the Carmichael Institute’s future goal is to develop and launch an online presence (www.carmichael-institute.com).  It is intended to force productive dialogue regarding pressing issues the global community faces at any given time.

Mr. Carmichael is the founder and the current president of The J. Carmichael Group incorporated in January 1999. The J. Carmichael Group is a private, Vancouver-based venture focused on seeking out companies in the hi-tech field that show potential for future success and require financing to further their operations. Based on extensively researching and analyzing such companies, The J. Carmichael Group advises potential clients on the merits of investing in these ventures. Since its inception, The J. Carmichael Group has helped six companies through their start-up phases. As president, Mr. Carmichael fills a consultant or advisory role to the start-ups and does not take executive or directorship positions in the companies he has helped. Through consulting work at the J. Carmichael Group, Mr. Carmichael has advised several start-up technology and internet companies, including, the most notable, Megadepot.com, now Onvia, an internet company which provides access to business opportunities from more than 50,000 local, municipal, state and federal government purchasing offices through a customized daily bulletin that delivers bid notices, request for quotes and contracting opportunities. Additionally, from November, 2001 to February, 2002 Mr. Carmichael served as an advisor to Superior Networks Inc., aka superioronlinetraining.com, a company that provides on-line training programs including a driver training program targeted at senior citizens interested in acquiring discounts from insurance companies and improving their driving ability.

From July 1999 to present, Mr. Carmichael has also held a director position for J. Carmichael Holdings, Ltd., a private real estate holding company involved in acquisition and retention of rental/revenue property.

From April 1996 to January 1999, Mr. Carmichael was self employed as a contractor/real estate developer specializing in the procurement, sub-division, design and development of property.

Mr. Carmichael holds a B.A. degree in Political Science from the University of British Columbia.

Edward Wong – Mr. Edward Wong is our secretary, treasurer and director and has served in this capacity since May 16, 2000. Mr. Wong will be devoting approximately 10% of his time to Tech-Net.

From March 1998 until February 2002, when the business was sold to a new owner, Mr. Wong was the owner and operations manager of a restaurant, the Monterey, located in Vancouver, British Columbia.

From June 1991 to present, Mr. Wong has been the President, General Manager and sole shareholder of Versailles Steak and Lobster House (1983) Ltd. Dba Coyote Bay Neighborhood Pub and Cold Beer and Wine Store. Coyote Bay is bar/restaurant with a separate retail beer and wine store selling beer and hard liquor for off-premise consumption.

From October 2000 to present, Mr. Wong has served as President, General Manager and a 40% shareholder of 838 Gainful Venture Ltd. Dba Two Parrots Neighborhood Pub, a privately held Restaurant and Cold Beer and Wine Store. Two Parrots is bar/restaurant with a separate retail beer and wine store selling beer and hard liquor for off-premise consumption.

From January 1992 to present, Mr. Wong has been a commercial real estate sales and leasing agent for Royal Pacific Realty focusing on residential and commercial sales and leasing in the area throughout the lower mainland including the City of Vancouver.

From July 2000 to present, Mr. Wong has been the president and director of BlueStone Ventures Ltd., a mineral exploration company. Although not a public company, BlueStone recently filed an SB-2 registration statement with the Securities and Exchange Commission on April 30, 2002 that has not yet become effective.

Mr. Wong graduated from Langara College, Vancouver, British Columbia, completing an academic program in appraisal and investment analysis of real estate. Shortly after graduation, from 1988 to 1991, he started his real estate career as a residential real estate appraiser for the company Campbell and Pound.

Diane Travis – Ms. Diane Travis is one of our directors and has served in this capacity since May 16, 2000. Ms. Travis will be devoting approximately 10% of her time to Tech-Net. Ms. Travis has over thirty years entrepreneurial experience in the health and beauty industry. For the past five years, she as been the owner and operator of a beauty salon, Salon 3287, offering hair styling, esthetics, massage, reflexology and sales of high-quality beauty products. Her duties include managing all aspects of the salon in addition to being a hair dresser. Her company, Salon 3287 in North Vancouver, has been in business for thirty years. Additionally, from 1997-1999 Ms. Travis served as a director for Grey Point Properties, Inc., a privately held real estate development company.

We presently do not pay our executives or directors any salary or consulting fees. We anticipate that we will not be paying any compensation to these individuals during the next twelve months.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than Jayeson Carmichael and Edward Wong.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended March 31, 2003 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:
_____________________________________________________________________________________________________________________

  Number    Transactions       Known Failures
  Of Late    Not Timely     To File a Required
Name and Principal Position    Reports    Reported        Form

Jayeson Carmichael        None      None          None

Edward Wong                                                     None      None          None

Diane Travis                                                        None      None          None
_____________________________________________________________________________________________________________________

ITEM 10.             EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2003 and the fiscal year ended April 30, 2002.

Annual Compensation Table
Annual Compensation         Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Warrants & Options	LTIP Payouts ($)	All Other Compensation

Jayeson Carmichael	President, and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Edward Wong	Secretary, Treasurer, and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to the executive officers during our most recent financial reporting period ending March 31, 2003. We have also not granted any stock options to the executive officers since our inception date of May 15, 2000.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)

Common Stock	Jayeson Carmichael Director and President Box 38088 King Edward Court Vancouver, BC Canada V5Z 4L9	5,000,000 Shares	66.35%

Common Stock	Edward Wong Secretary, Treasurer & Director 5519 Cedar Creek Drive Chilliwack, BC Canada V2R 5K5	0 Shares	0%

Common Stock	Diane Travis Director 3287 Highland Blvd. North Vancouver, BC Canada V7R 2X7	0 Shares	0%

Common Stock	All Officers and Directors as a Group (three persons)	5,000,000 Shares	66.35%

(1)    Based on 7,536,000 shares of our common stock issued and outstanding as of March 31, 2003.

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Change In Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•    Any of our directors or officers;
•    Any person proposed as a nominee for election as a director;
•    Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•    Any of our promoters;
•    Any relative or spouse of any of the foregoing persons who has the same house as such person.

We acquired the domain name “www.Technetcommunications.com" from Jayeson Carmichael, our president and a director for nominal consideration of $60.00 on April 30, 2002.

Mr. Jayeson Carmichael, Mr. Ed Wong and Ms. Diane Travis, have all played a role as Tech-net’s promoters since our inception. Other than the purchase of his stock, and a small loan to the company in the amount of $13,647, discussed in greater detail below, Mr. Carmichael has not entered into any agreement with us in which he is to receive from us or provide to us anything of significant value. Neither Mr. Wong nor Ms. Travis have entered into any agreement with us in which they are to receive or provide anything of significant value to Tech-Net.

Mr. Carmichael acquired 5,000,000 shares of our common stock at a price of $0.001 US per share on August 17, 2000. Mr. Carmichael paid a total purchase price of $5,000 for these shares. This purchase price of $0.001 per share was arbitrarily chosen and did not reflect our company’s value at the time. Instead, this price was based upon the par value of our stock.

Mr. Carmichael also has loaned the company a total of $13,647 relating to its initial start-up costs such as attorneys fees and other initial operation expenses.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
99.1 and 99.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

    (1)    Filed as an Exhibit to this Annual Report on Form 10-KSB

REPORTS ON FORM 8-K

None

ITEM 14.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jayeson Carmichael, and our Chief Financial Officer, Edward Wong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH-NET COMMUNICATIONS, INC.

By:
          /s/  Jayeson Carmichael
          Jayeson Carmichael
      President and Director
         Date: June 30, 2003

CERTIFICATIONS

I, Jayeson Carmichael, Chief Executive Officer of Tech-Net Communications, Inc. (the “Registrant”), certify that;

(1)    I have reviewed this annual report on Form10-KSB of Tech-Net Communications, Inc.;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4)    The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
                                  Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls;
                                  and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;  and

(6)    The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 30, 2003           /s/ Jayeson Carmichael
                                                                                   (Signature)
                                                                                                              Chief Executive Officer

CERTIFICATIONS

I, Edward Wong, Chief Financial Officer of Tech-Net Communications, Inc. (the “Registrant”), certify that;

(1)    I have reviewed this annual report on Form10-KSB of Tech-Net Communications, Inc.;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4)    The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
                   Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls;
                                  and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)    The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 30, 2003           /s/ Edward Wong
                                                                                   (Signature)
                                                                                                              Chief Financial Officer

