Form 10QSB
period 2003-06-30
TECH NET COMMUNICATIONS INC
filed 2003-08-14
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    [ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                          FOR THE TRANSITION PERIOD TO


                        COMMISSION FILE NUMBER __________

                          TECH-NET COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

      NEVADA                                                 98-0231440
(STATE OR OTHER JURISDICTION OF INCORPORATION) (IRS EMPLOYER IDENTIFICATION NO.)

                                65 Shrewsbury Rd
                              Livingston, NJ 07039
               (Address of principal executive offices (zip code))

                                 (973) 597-1971
                              (973) 597-1972 (fax)
              (Registrant's telephone number, including area code)

                          Tech-Net Communications, Inc.
                             Oceanic Business Centre
                                   Suite 1200
                 1066 West Hasting Street, Vancouver, BC V6E 3X2
                        (Former Name and Former Address)

CHECK  WHETHER  THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION

13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,927,000 Shares of $.001 par value Common Stock outstanding as of August 13, 2003 after giving effect to the Company's 2 for 1 stock split, effective August 13, 2003.



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TECH-NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30         MARCH 31
                                                                                         2003            2003
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                                           $        307    $        412

WEBSITE DEVELOPMENT COSTS                                                                    149             299
                                                                                    --------------------------------
                                                                                    --------------------------------

                                                                                    $        456    $        711
====================================================================================================================

LIABILITIES

CURRENT
     Accounts payable                                                               $      7,583    $      2,353
     Loan payable (Note 4)                                                                14,518          13,647
                                                                                    --------------------------------
                                                                                    --------------------------------
                                                                                          22,101          16,000
                                                                                    --------------------------------
                                                                                    --------------------------------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
     Authorized:
         100,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
           7,536,000 common shares at June 30, 2003 and March 31, 2003
                                                                                           7,536           7,536

     Additional paid-in capital                                                           48,184          48,184

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                         (77,365)        (71,009)
                                                                                    --------------------------------

                                                                                         (21,645)        (15,289)
                                                                                    --------------------------------

                                                                                    $        456    $        711
====================================================================================================================




                          TECH-NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------------------------
                                                                                                       INCEPTION
                                                                                                        MAY 15
                                                                       THREE MONTHS ENDED               2000 TO
                                                                             JUNE 30                    JUNE 30
                                                                     2003               2002             2003
--------------------------------------------------------------------------------------------------------------------

EXPENSES
     Amortization                                              $           150    $           149   $       1,642
     Consulting                                                          -                 -               11,000
     Professional fees                                                   5,580             13,584          55,201
     Office and sundry                                                     571                326           6,622
     Transfer agent and filing fees                                         55              1,547           2,282
     Website maintenance                                                 -                    284             618
                                                               -----------------------------------------------------

NET LOSS FOR THE PERIOD                                                 (6,356)           (15,890)  $     (77,365)
                                                                                                    ================

DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE, BEGINNING OF PERIOD                                (71,009)           (12,349)
                                                               ------------------------------------

DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE, END OF PERIOD                              $       (77,365)   $       (28,239)
===================================================================================================


BASIC AND DILUTED LOSS PER SHARE                               $          (0.01)  $
                                                                                          (0.01)
===================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                    7,536,000          7,536,000
===================================================================================================




                          TECH-NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------------------------
                                                                                                       INCEPTION
                                                                                                        MAY 24
                                                                          THREE MONTHS ENDED            2000 TO
                                                                               JUNE 30                  JUNE 30
                                                                         2003            2002            2003
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                        $       (6,356) $     (15,890)  $     (77,365)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  BY OPERATING ACTIVITIES
     Amortization                                                              150            149           1,642
     Accounts payable                                                        5,230            924           7,583
                                                                    ------------------------------------------------
                                                                              (976)       (14,817)        (68,140)
                                                                    ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                                      -             -              55,720
     Loan payable                                                              871          -              14,518
                                                                    ------------------------------------------------
                                                                               871          -              70,238
                                                                    ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
     Software development costs                                               -             -              (1,791)
                                                                    ------------------------------------------------

INCREASE (DECREASE) IN CASH                                                   (105)       (14,817)            307

CASH, BEGINNING OF PERIOD                                                      412         53,728           -
                                                                    ------------------------------------------------

CASH, END OF PERIOD                                                 $          307  $      38,911   $         307
====================================================================================================================





                          TECH-NET COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                                       COMMON STOCK
                                       ---------------------------------------------
                                          NUMBER                      ADDITIONAL
                                            OF                          PAID-IN
                                          SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                                       -----------------------------------------------------------------------------

Shares issued for cash at
 $0.001                                   5,000,000   $     5,000   $        -       $       -       $       5,000

Net loss for the period                      -               -               -             (6,994)          (6,994)
                                       -----------------------------------------------------------------------------

Balance, March 31, 2001                   5,000,000         5,000            -             (6,994)          (1,994)

Shares issued for cash at
 $0.02                                    2,536,000         2,536          48,184            -              50,720

Net loss for the year                        -               -               -             (5,355)          (5,355)
                                       -----------------------------------------------------------------------------

Balance, March 31, 2002                   7,536,000         7,536          48,184         (12,349)          43,371

Net loss for the year                        -               -               -            (58,660)         (58,660)
                                       -----------------------------------------------------------------------------

Balance, March 31, 2003                   7,536,000         7,536          48,184         (71,009)         (15,289)

Net loss for the period                      -               -               -             (6,356)          (6,356)
                                       -----------------------------------------------------------------------------

Balance, June 30, 2003                    7,536,000   $     7,536   $      48,184    $    (77,365)   $     (21,645)
                                       =============================================================================


NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of the Company, as of March 31, 2003, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:  NATURE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the state of Nevada, U.S.A. on May 15, 2000.

     b)  Development Stage Activities and Going Concern

         During the fiscal period covered by this report, the Company was in the business of establishing an internet e-commerce gateway (the "Technet Gateway") for exchange of telecommunication services specifically targeted to small and medium size users of such services. The Technet Gateway was in the early stages of development and had not generated any revenues to date. The Company and management believed that significant additional resources and further development and marketing of the Technet Gateway would be necessary prior to the Technet Gateway achieving revenue or profitability. These factors led the Company to reavaluate its current strategic plan. After a thorough analysis and review of the Company's future requirements and potential alternative options, the Company on August 1, 2003, acquired Knightsbridge Fine Wines, Inc. and determined to change the focus of its business to that a diversified international wine company. See Note 5 "Subsequent Event."

         Since inception, the Company has suffered recurring losses and net cash outflows from operations. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding should be available to meet its business objectives, including anticipated cash needs for working capital, and is currently seeking and evaluating several financing options. There can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to develop its products and services. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES


     The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The Financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Development Stage Company

         The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations are in the early stages of development. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     b) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



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

NOTE 4:  LOAN PAYABLE

     The loan payable in the amount of $14,518 (March 31, 2003 - $13,647) is interest free with no specific terms of repayment and is owing to a director. The note payable was forgiven in the third quarter. See Note 5.

NOTE 5:  SEBSEQUENT EVENT

     On August 1, 2003, the Company completed a Share Exchange (the "Share Exchange ") with Knightsbridge Fine Wines, Inc. ("Knightsbridge"), a Nevada corporation, formed to develop and finance the growth of a diversified international wine company consisting of estate vineyards and brands from various wine growing regions of the world. As a result of the Share Exchange, Knightsbridge became the Company's wholly owned subsidiary. The shareholders of Knightsbridge now own the majority (82.89%) of the Company's voting stock. To accomplish the Share Exchange, the Company issued an aggregate of 12,402,500 shares of its Common Stock in exchange for all of the issued and outstanding capital stock of Knightsbridge from the shareholders of Knightsbridge. The shares issued to the Knightsbridge Shareholders were issued to 35 persons, 7 of whom are employees of Knightsbridge whose shares were issued in accordance with Rule 701 and the remainder of whom are accredited investors, pursuant to the exemption from Registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     Pursuant to the terms of the Share Exchange Agreement, the officers of Knightsbridge have been appointed as the Company's officers and Jayeson Carmichael has resigned as the Company's president and Edward Wong has resigned as the Company's treasurer and secretary. Joel Shapiro, president of Knightsbridge has been appointed to the Company's Board of Directors and Messrs. Wong and Carmichael and Diane Travis have agreed to resign as directors following the Company's compliance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Also pursuant to the terms of the Share Exchange, Jayeson Carmichael, the owner of 5,000,000 shares (66.3%) of the Company's common stock prior to the Share Exchange, agreed to cancel 4,975,000 shares to treasury. Additionaly, Mr. Carmichael agreed to forgive the note of $14,518 due from the Company to him. See Note 4.

NOTE 6:  COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company and adequate provision for any potential losses has been made in the accompanying financial statements.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

On August 1, 2003, we completed a Share Exchange (the "Share Exchange ") with Knightsbridge Fine Wines, Inc. ("Knightsbridge"), a Nevada corporation, formed to develop and finance the growth of a diversified international wine company consisting of estate vineyards and brands from various wine growing regions of the world. As a result of the Share Exchange, Knightsbridge became our wholly owned subsidiary. Prior to the Share Exchange, we were a development stage company in the process of establishing an Internet e-commerce gateway, the Technet Gateway, for exchange of telecommunications services specifically targeted to small and medium size users of such services. You should consider the foregoing factors when reading the discussion below.

RESULTS FOR THE FISCAL QUARTER ENDED JUNE30, 2003.

Our first fiscal quarter ended on June 30th. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. We did not earn any revenues during the period ending June 30, 2003 or from the period of inception to March 31, 2003. We do not anticipate earning revenues from our website business currently as a result of the strategic redirection we have undertaken with Knightsbridge. We will be in the development stage of Knightsbridge's business plan in the second quarter of 2003 and therefore we anticipate that our revenues should expand over the next twelve months, but revenue growth will be dependent upon the success of Knightsbridge ability to implement its strategic plan.

EXPENSES. We incurred operating expenses in the amount of $77,365 for the period from inception on May 24, 2000 to June 30, 2003. For the three month period ending June 30, 2003, we incurred expenses in the amount of $6,356. Our operating expenses since inception have included: (a) $1,642 in amortization of technology development costs associated with developing the web site; (b) $55,201 in professional fees in connection with our corporate organization and attorneys fees and accounting fees incurred while preparing our SB-2 Registration Statement with the SEC; (c) $6,622 in general office expenses; (d) $2,282 in expenses relating to our stock transfer agent, Pacific Stock Transfer, in issuing certificates to our current investors; and (d) $618 in web site maintenance. We anticipate these expenses to expand as we implement the Knightsbridge strategic plan.

LOSS. Our loss for the three month period ending June 30, 2003 is $23,582 while our loss for the period of inception to June 30, 2003 is $77,365. This loss is comprised primarily of expenses associated with professional fees in conjunction with our registration statement filed with the Securities and Exchange Commission. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the development of the Knightsbridge strategic plan and we may not be profitable from operations over the next twelve months..







LIQUIDITY AND CAPITAL RESOURCES

The  Company  has,  since   inception,   financed  its  operations  and  capital
expenditures through the sale of stock, and seller notes.

Cash used in operating activities for the quarter ended June 30, 2003, was $105 as compared to cash used in operating activities of approximately $14,817 for the quarter ended June 30, 2002. The decrease in cash used by operations during the second quarter of 2003 as compared to the second quarter ending 2002 was primarily a result of a decrease in expenses and an increase in current payables. There was no material amount of capital expenditures on property for the quarters ended June 30, 2003 and 2002.

As of June 30, 2003, the Company had a net working deficit of approximately $78,000. The Company's primary source of liquidity consists of $307 in cash and cash equivalents. The Company's current liabilities include $22,101 in accounts and notes payable.

The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's products and services.

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term, however, the growth of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, would also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

Inflation has not had a significant effect on the Company's operations and we do not anticipate at this time a negative inflationiary environment occurring over the near term.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

This report  contains  forward-looking  statements  setting  forth the Company's beliefs or expectations relating to future revenues, profitability, and performance. Statements that contain words such as `believes", "expects",
"anticipates",    "intends",    "estimates",    or   similar   expressions   are
forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the Company's industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

On August 1, 2003, we acquired Knightsbridge Fine Wines, Inc ("Knightsbridge"). As a result of this acquisition, Jayeson Carmichael resigned as our Chief Executive Officer and was replaced by Joel Shapiro, Chief Executive Officer of Knightsbridge, and Edward Wong resigned as our Chief Financial Officer and was replaced by James McCubbin, Chief Financial Officer of Knightsbridge. Messrs. Shapiro and McCubbin reviewed our internal controls in place prior to our acquisition of Knightsbridge and other factors that could significantly affect these controls and have concluded that the controls that were in place during the fiscal period covered by this report were adequate. However, as a result of the significant shift in our business and operations resulting from our acquisition of Knightsbridge, our Chief Executive Officer and Chief Financial Officer intend to implement controls and procedures going forward that are appropriate for our changed business and operations subsequent to our acquisition of Knightsbridge.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

(1) On August 6, 2003, our Board of Directors approved a 2 for 1 forward stock split to be implemented in the form of a stock dividend to existing shareholders. The record date for the split was set at August 8, 2003, and the dividend was payable on August 13, 2003.

(2) Also on august 6, 2003, our board of directors and a majority of shareholders approved a name change from Tech-Net Communications Inc. to Knightsbridge Fine Wines, Inc. This name change is expected to occur following our compliance with the notice requirements of Section 14 of the Securities Exchange Act of 1934. On August 6, 2003, we filed a Pre 14C with the SEC regarding our proposed name change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter for which this report is filed.

        (a) The following exhibits are filed as part of this report.

         Exhibit No.                    Document

           31.1 Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           31.2 Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2003                Tech-Net Communications, Inc.

                                      By: /s/ Joel Shapiro
                                          --------------------------
                                          Joel Shapiro,
                                          Chief Executive Officer
                                          and Chairman


                                          /s/ JAMES T. MCCUBBIN
                                          --------------------------
                                          James T. McCubbin
                                          Vice President - Principal Financial
                                          and Accounting Officer