Form 10QSB
period 2003-09-30
KNIGHTSBRIDGE FINE WINES INC
filed 2003-11-26
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

   [ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE TRANSITION PERIOD _________ TO ________


                        COMMISSION FILE NUMBER 333-90456

                         KNIGHTSBRIDGE FINE WINES, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                    98-0231440
 (State or Other Jurisdiction of Incorporation)(IRS Employer Identification No.)

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS        [X] YES  [ ] NO

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 29,93,250 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2003.

                         KNIGHTSBRIDGE FINE WINES, INC.

                                      INDEX
                                                                        Page No.
Part I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as
of September 30, 2003,(unaudited) and December 31, 2002                      1

Condensed Consolidated Statements of Operations
for the three months, nine months, and since inception
ended September 30, 2003 (unaudited)                                         2

Condensed Consolidated Statements of Cash Flows
for the nine months and since inception
ended September 30, 2003 (unaudited)                                         3

Notes to Condensed Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    10


Item 3.  Controls and Procedures                                             15

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                   17
----------

CERTIFICATIONS                                                               18
--------------




PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                                    2002              2003
                                                                                   -----------    -----------

                                     ASSETS
Current assets:
        Cash and cash equivalents                                                  $   115,000    $      --
        Accounts receivable,
           net of allowance of $0 and $40,014, respectively                               --           21,692
        Prepaid expenses and other current assets                                       68,965        112,127
        Inventory                                                                         --           33,173
        Loan receivable                                                                   --          205,589
                                                                                   -----------    -----------
         Total current assets                                                          183,965        372,581

Property and equipment, net                                                               --            3,557
Other assets                                                                              --           58,000
                                                                                   -----------    -----------
Total assets                                                                           183,965        434,138
                                                                                   ===========    ===========

                       LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
         Bank overdraft                                                            $      --      $    11,623
         Accounts payable                                                               20,152        161,863
         Accrued expenses                                                                 --          243,985
         Customer deposit liability                                                       --            8,318
         Notes payables                                                                190,833        725,000
                                                                                   -----------    -----------
         Total current liabilities                                                     210,985      1,150,789

Minority Interest                                                                         --            4,552
                                                                                   -----------    -----------
Total liabilities                                                                      210,985      1,155,341

Shareholders' deficit
         Common stock, $0.001 par value, 40,000,000 shares authorized,
                17,705,050 and 29,933,250 shares issued and outstanding
                as of December 31, 2002 and September 30, 2003, respectively            17,705         29,933
          Warrants,  100,000 and 480,000  issued and  outstanding as of
           December 31, 2002 and September 30, 2003, respectively
          Subscription receivable                                                      (17,705)       (21,565)
          Prepaid stock compensation                                                      --         (299,625)
          Additional paid in capital                                                    10,000      2,988,588
          Deficit accumulated during development stage                                 (37,020)    (3,418,534)
                                                                                   -----------    -----------
         Total shareholders' deficit                                                   (27,020)      (721,203)
                                                                                   -----------    -----------

Total liabilities & shareholders' deficit                                          $   183,965    $   434,138
                                                                                   ===========    ===========


        The accompanying notes are an integral part of these statements.



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  -----------------------------------------------------
                                                    THREE MONTHS      NINE MONTHS         SINCE
                                                       ENDED              ENDED         INCEPTION
                                                  -----------------------------------------------------
                                                      SEPTEMBER        SEPTEMBER        OCTOBER 8TH
                                                  -----------------------------------------------------
                                                        2003              2003             2002
                                                  -----------------------------------------------------

Revenues                                          $         203,671    $     253,685   $       253,685

Operating expenses:
       Sales & Marketing Expenses                           441,875          449,499           449,499
       General & administrative                             267,828          515,047           550,289
       Stock compensation expense                         2,347,662        2,370,462         2,370,462
                                                  -----------------------------------------------------

         Loss from operations                            (2,853,694)      (3,081,323)       (3,116,565)

Other income (expenses), net:
       Interest income                                        5,589            5,589             5,589
       Interest expense                                    (289,933)        (319,378)         (321,156)
                                                  -----------------------------------------------------
         Other income (expense), net                       (284,344)        (313,789)         (315,567)
                                                  -----------------------------------------------------

Loss before minority interest                            (3,138,038)      (3,395,112)       (3,432,132)
Minority interest in consolidated loss                       (5,462)         (13,598)          (13,598)
                                                  -----------------------------------------------------

Net loss                                          $      (3,132,576)     $(3,381,514)      $(3,418,534)
                                                  =====================================================

Basic and diluted net loss per share              $          (0.11)     $      (0.15)     $     (0.16)
                                                  =====================================================
Basic and diluted weighted average shares
outstanding                                              28,205,524       22,218,828        21,147,121
                                                  =====================================================



        The accompanying notes are an integral part of these statements.



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                              -----------------------------------------
                                                 NINE MONTHS          SINCE INCEPTION
                                                   ENDED
                                              -----------------------------------------
                                                  SEPTEMBER             OCTOBER 8TH
                                              -----------------------------------------
                                                     2003                 2002
                                              -----------------------------------------


Cash flows from operating activities:
   Net Loss                                   $     (3,381,514)      $      (3,418,534)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Amortization of debt discount                      276,683                 277,516
    Minority interest                                  (13,598)                (13,598)
    Stock compensation                               2,370,462               2,370,462
   Changes in assets and liabilities:
    Cash overdraft                                      11,623                  11,623
    Accounts Receivable, net                             4,996                   4,996
    Inventory                                          (33,173)                (33,173)
    Prepaids and other assets                          (41,711)               (110,676)
    Accounts payable and
     accrued expense                                   333,840                 353,992
    Customer prepaid liability                           8,318                   8,318
                                              -----------------------------------------

Net cash (used in)
 operating activities                                 (464,074)               (549,074)
                                              -----------------------------------------

Cash flows from financing activities:
    Issuance of common stock                            33,631                  33,631
    Proceeds from notes payable                        525,000                 725,000
                                              -----------------------------------------
     Cash provided by financing activities             558,631                 758,631


Cash flows from investing activities:
     Purchase of assets                                 (9,557)                 (9,557)
     Increase in loan receivable                      (200,000)               (200,000)
                                              -----------------------------------------
      Cash (used by) investing
       activities                                     (209,557)               (209,557)

Net (decrease) in cash                                (126,623)                      -

Cash & cash equivalents, beginning of period  $        115,000       $               -
                                              -----------------------------------------
Cash & cash equivalents, ending of period     $              -       $               -
                                              =========================================
Supplemental information:
     Income taxes paid                        $              -       $               -
     Interest paid                            $              -       $               -


        The accompanying notes are an integral part of these statements.

                         Knightsbridge Fine Wines, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (unaudited)

1.       BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS


The accompanying unaudited financial statements have been prepared in accordance with Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of Knightsbridge Fine Wine, Inc., as of December 31, 2002, and the notes thereto filed in the form 8-k/a filed by the Company. The results of operations for the three, nine months, and since inception through September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Knightsbridge Fine Wines was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. Knightsbridge believes that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to economically and strategically consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. Knightsbridge further believes that by adopting and applying consumer beverage marketing principles within the wine industry it can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for Knightsbridge.

Most of the Company's current costs consist primarily of the expenses associated with the development stage activities associated with executing the Company's strategy. As a result of its plan to expand its operations through new internal and external initiatives to expand revenue growth, the Company expects these costs to increase. The Company's profitability and success depends upon its success in executing its strategy to consolidate and build an efficient operation and its ability to raise capital for the Company's endeavors. There can be no assurance that the Company will be able to secure such financing on terms, which are acceptable, if at all. The failure to secure future financing with favorable terms could have a material adverse effect on the Company's business and its ability to fund the Company's internal and external initiatives.

On August 1, 2003  Knightsbridge  Fine Wines, Inc.  completed a merger with
     Tech Net Communications, Inc. ("Technet") The Company's shareholders sold all of their shares in the Company in exchange for 82.89% of the number of shares of common stock of Technet outstanding on a fully diluted basis, a total of 24,805,000 shares. For each two shares of the Company, the shareholders received one share of Technet. The August 13, 2003 two for one forward split then restored the Company's shareholders original number of shares. Although Technet is the legal Parent Company, the merger has been treated as a recapitalization of the Company. The Company is the continuing entity for financial reporting purposes. The Financial Statements will therefore be prepared as if the Company had always been the reporting Company and then on the merger date, had changed its name and reorganized its capital stock. In addition, the merger results in severe limitations being in place on the use of Technet's net operating loss carryovers. Technet's name was subsequently changed to Knightsbridge Fine Wine, Inc. on August 13, 2003.


2.       SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

     The majority of the Company's accounts receivable are due from a winery for which the Company has a sales and marketing agreement and an international wine wholesaler. As of September 30, 2003, the winery represented nearly all of the collectable accounts receivable of the Company. The company has recorded a bad debt allowance against the receivable from the international wine wholesaler as a result of the length of time the receivable has been past due.

     Credit is extended based on evaluation of a customers'  financial condition and,  generally,  collateral is not required.  Accounts  receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance  for  doubtful  accounts.  Accounts  outstanding  longer than the contractual  payment terms are considered past due. The Company  determines its allowance by  considering a number of factors,  including the length of time trade accounts  receivable  are past due, the Company's  previous loss history,  the  customer's  current  ability  to pay its  obligation  to the
     Company  and the  condition  of the general  economy and the  industry as a
     whole.  The  Company  writes-off   accounts  receivable  when  they  become
     uncollectible  and payments  subsequently  received on such receivables are credited to the allowance for doubtful  accounts.  The following table sets forth the rolling forward  balances of the Allowance for doubtful  accounts of the Company.

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                  BALANCE AT
                                            BEGINNING OF    COSTS AND                    END OF
               DESCRIPTION                     PERIOD       EXPENSES     DEDUCTIONS      PERIOD
-------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2003,
  allowance for doubtful accounts.........  $    39,394    $      620    $        -    $   40,014



Inventory

     The Company has initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods. The Company has adopted the FIFO ("first in first out") method of accounting for its Inventory. The Company during the third quarter of 2003 initiated production and procured raw materials valued at approximately $33,000.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Fair Value of Financial Instruments

     Knightsbridge Fine Wines, Inc. financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of September 30, 2003 due to their short-term nature.

Revenue Recognition

     Revenue is recognized based upon either commission earned or product shipped upon FOB Winery.

Significant Customers

     For the three months ended September 30, 2003, two customers individually represented 90% and 10% of revenue. For the nine months ended September 30, 2003 and since inception one customer individually represented 72% of revenue.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred taxes by a 100% valuation allowance.

Basic and Diluted Net Loss Per Share

     Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of warrants to purchase 480,000 shares of common stock outstanding at September 30, 2003, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

New accounting pronouncements

     In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SEAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

     In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. We do not have any material investments in variable interest entities; therefore, the adoption of this interpretation will have no impact on our consolidated financial position or results of operations.

     In 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

     Pursuant to SFAS No. 148, we have elected to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under a such a plan since the Company at this time does not have a option plan in place.

     In 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative;
     (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FASB
     Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

     In 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

3.   LOANS RECEIVABLE

     Pursuant to the initial capitalization and founding of the Company, the founding shareholders owe to the Company the par value associated with the initial stock issuance. These amounts are reported as a contra-account in shareholders' equity labeled "subscriptions receivable". Pursuant to a purchase agreement, the Company has advanced a loan for $200,000 plus interest at 10% to a U.S. based winery of which the Company is currently negotiating a potential purchase of which it currently has a marketing agreement in place.

4.   NOTES PAYABLE

     Pursuant to a Note Payable issued on December 16th, 2002, the Company was provided $200,000.00 under a Note that accrues interest at 11.5% for 180 days and 19% thereafter. Pursuant to a Note Payable issued on May 15, 2003, the Company was provided $100,000 under a Note that accrues interest at 12% for 90 days and 19% thereafter. Pursuant to a Note Payable issued on May 27, 2003, the Company was provided $25,000 under a Note Payable that accrues interest at 10%. Pursuant to a Note Payable issued on July 7, 2003, the Company was provided $25,000 under a Note that accrues interest at 10% for 90 days and 19% thereafter. Pursuant to a Note Payable issued on July 28, 2003, the Company was provided $250,000 under a Note that accrues interest at 8% interest. This note was repaid on October 28, 2003. Pursuant to a Note Payable issued on August 28, 2003, the Company was provided $50,000 under a Note that accrues interest at 10% interest for 90 days and 19% thereafter. Pursuant to a Note Payable issued on September 9, 2003, the Company was provided $50,000 under a Note that accrues interest at 10% interest for 90 days and 19% thereafter. Pursuant to a Note Payable issued on September 23, 2003, the Company was provided $25,000 under a Note that accrues interest at 10% interest for 90 days and 19% thereafter. The notes payable currently are in default and the note holders have at this time extended the notes pending a refinancing of the liabilities. See Note 9, subsequent event to reference convertible debenture.


5.   INTEREST INCOME (EXPENSE),NET

     In conjunction with a Loan Receivable the Company had interest income for the three and nine Months ended September 30, 2003 and since inception, respectively of $5,589.

     In conjunction with the Notes Payables the Company incurred interest expense for the three months and nine months ended September 30, 2003 and since inception, respectively of $22,417, $51,862, and $53,640. In conjunction with the Notes Payables warrants were issued for which $267,516 was charged to Interest Expense for the three months ended September 30, 2003.

6.    STOCK-COMPENSATION EXPENSE

     In July 2003 Knightsbridge Fine Wines, Inc. issued 3,313,250 shares of stock to various parties, who had or would provide services to the Company, through a stock subscription agreement for $0.001 per share. Subsequently in August 2003 Knightsbridge Fine Wines, Inc. was acquired by TechNet Communications, Inc. pursuant to a share exchange. As a result of the share exchange between the parties, Knightsbridge Fine Wines, Inc. used the difference between the average first day trading price split adjusted and the issuance price of the stock issued by Knightsbridge Fine Wines, Inc in the stock subscription agreement as the estimate of the value given. Consequently $2,347,662 was recorded as stock compensation expense. In addition, $299,625 relating to shares subscribed by the owners of StoneGate Wines (see Note 8) was recorded in shareholders' equity as prepaid stock compensation. This amount will be considered part of the acquisition price if the StoneGate transaction closes, otherwise it will be written-off with a charge to operations.


7.   DOMINION WINES INTERNATIONAL

     On February 17, 2003, Knightsbridge Fine Wines, Inc. purchased a 56% share position in Dominion Wines International for 1,000,000 shares of Knightsbridge Fine Wines, Inc. an Australian wine distributor as part of the Company's strategy to build a diversified wine company.

     Dominion Wines International Balance Sheet:
     February 17, 2003
     (unaudited) (in USD)

     Cash                                   $  7,378
     Accounts receivable, net                 26,688
     Other current assets                      7,040
                                           ---------
     Total current assets                     41,106

     Intangibles                              10,000
                                           ---------
     Total assets                             51,106
                                           =========

     Account payable                           1,690
     Other current liabilities                 8,165
                                           ---------
     Total current liabilities                 9,855

     Equity                                   41,251

     Total equity and liabilities             51,106
                                           =========

     The operations and cashflows of Dominion Wines International has been included in the financial statements of the Company from February 17, 2003.


8.   COMMITMENTS AND CONTINGENCIES


Corporate Offices

     Our corporate and United States offices are located at 65 Shrewsbury Road, Livingston, NJ 07039. This space is provided by the majority shareholder at no rent. The majority shareholder also uses this space for other purposes, the actual rental value is de minimus.

     Our Australian office is located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193. There is currently no rent for the space.

Employment Agreements

     On February 20, 2003 the Company entered into an employment agreement with Mr. Paul Gardner as an executive of the Company effective March 1, 2003. Mr. Gardner will serve at the pleasure of the Board of Director's. Mr. Gardner's compensation will be $125,000 (Australian Dollars) per annum along with other similar employee benefits as offered to employee's of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge Fine Wine, Inc. valued at $22,800.

     On June 1, 2003 the Company entered into an employment agreement with Mr. Joe Carr as an executive of the Company effective June 1, 2003. Mr. Carr will serve at the pleasure of the Board of Director's. Mr Carr's compensation will be $125,000 per annum along with other similar employee benefits as offered to employee's of the Company.

Sales and Marketing Agreements

     On July 1, 2003 Knightsbridge Fine Wines, Inc. entered into a sales and marketing agreement with EOS Winery. This agreement has been terminated effective November 30, 2003.

     On August 1, 2003 Knightsbridge Fine Wines, Inc. entered into a sales and marketing agreement with an established Napa Valley winery.

Licensing Agreements

During the 3rd quarter of 2003, Knightsbridge Fine Wines, Inc entered into two licensing agreements with noted artists in its effort to launch an Artist series brand to be built around leading artist around the world.

Letter of Intent

     On September 4, 2003 Knightsbridge Fine Wines, Inc. entered into a letter of intent to acquire the assets and brand of StoneGate Wines from the California Wine Company.


9.   SUBSEQUENT EVENTS

     The "Company") completed a convertible debt financing on October 16, 2003 for $1,500,000. Net proceeds from the offering after estimated costs and expenses, including fees of finders and agents, were approximately $1,300,000. The Company issued a 7.5% convertible note due Oct 16, 2006.
     The holder is entitled, during the term of the note, the option of converting the outstanding amount owed into the Company's common stock at a conversion price of $1.80 per share. The Company also issued to the holder 416,667 warrants, each of which entitles the holder to purchase one share of the Company's common stock, $.001 par value, for a period of three years from the date of issuance at a price of $2.40 per share.

     On August 27, 2003 Knightsbridge Fine Wines, Inc. entered into a letter of intent to purchase the Bodegas Anguianan Estate Winery for which it completed the purchase on November 5, 2003 through a wholly owned subsidiary of the Company, KFWBA Acquisition Corporation. The purchase price consisted of a combination of $200,000 and one million shares of the Company's restricted common stock. The purchase price was paid to the former shareholder(s) of Bodegas Anguinan Winery. Also pursuant to the Agreement, the Company entered into Put Options Agreements with both of the former shareholders of Bodegas Anguinan Estate Winery (hereinafter the "Puts"), which provide that those former shareholders can compel the Company to purchase a specific portion of the Company's shares delivered as a part of the purchase price according to a schedule attached to each of the Puts. Collectively, the Puts cover all one million shares issued and, if exercised, the Company is required to buy the shares for $2.50 per share. The value of the Puts will be reported as additional purchase price. The Company has not yet determined the value of the Puts for financial reporting purposes. The shares of Bodegas Anguinan Winery have been pledged as collateral for the Company's performance under the Puts.

     The acquisition of Bodegas Anguinan Estate Winery is part of the Company's strategy to build a diversified international wine company.

     Pursuant to the Share Exchange Agreement, Edward Wong, Jayeson Carmichael and Diane Travis resigned on September 15, 2003 as directors. There have been no disagreements between the registrant and Jayeson Carmichael, Edward Wong and Diane Travis.

     On November 24, 2003 Knightsbridge Fine Wines, Inc. entered into a letter of intent to acquire to acquire a controlling interest in a number of wine producing and distribution businesses in Spain owned by Senor Manuel Fernandez-Aviles Zamorano of Madrid.

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

Overview

On August 1, 2003, we completed a Share Exchange (the "Share Exchange ") with Knightsbridge Fine Wines, Inc., ("Knightsbridge"), a development stage Nevada corporation, formed to develop and finance the growth of a diversified international wine company consisting of estate vineyards and brands from various wine growing regions of the world. As a result of the Share Exchange, Knightsbridge became our wholly owned subsidiary. Prior to the Share Exchange, Technet Communications, Inc. was a development stage company in the process of establishing an Internet e-commerce gateway, the Technet Gateway, for exchange of telecommunications services specifically targeted to small and medium size users of such services. You should consider the foregoing factors when reading the discussion below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003

      Revenues. Revenues for the three month period ended September 30, 2003, were approximately $204,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues from commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

      Sales and marketing expenses. Sales and marketing expenses for the three month period ended September 30, 2003, were approximately $442,000. We had no sales and marketing expenses prior to the commencement of our operations in 2003. Our cost of revenues were a result of expenses associated with establishing, building, and funding our sales and marketing expenses team which is the major direct expense related to producing the Company's sales commissions. We anticipate our sales and marketing expenses to grow as we attempt to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the three month period ended September 30, 2003, were approximately $268,000. We had no General and administrative expenses prior to the commencement to the establishment of our Company on October 8, 2002. Our general and administrative expenses for the three months ended September 30, 2003 were attributable to startup costs associated with establishing, building, and supporting the requirements of the Company. The Company anticipates these cost to expand as we continue to expand the operations of the Company.

      Stock compensation expense. Stock compensation expense for the three month period ended September 30, 2003, were approximately $2,348,000. The expense was related to a non-cash charge related to the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc. and prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.

      Other income (expense), net. Interest income for the three month period ended September 30, 2003, was approximately $5,600 due to a loan made to a winery with whom the Company is currently negotiating a purchase agreement with. Interest expense for the nine month period ended September 30, 2003, was approximately $290,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $267,000 represented the estimated value of warrants issued along with those short term loans.

       Minority Interest. Minority interest for the three month period ended September 30, 2003 of approximately $5,400 was reversed due to losses incurred from the Company's Dominion Wines, Ltd. subsidiary that were apportioned to the Company's minority interest.

      Net loss. As a result of the above, the net loss for the three month period ended September 30, 2003, was approximately $3,133,000.

Nine Months Ended September 30, 2003.
-------------------------------------

      Revenues. Revenues for the nine month period ended September 30, 2003, were approximately $254,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues from commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003 and from the sales of wines from our Dominion Wines, Ltd subsidiary. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

      Sales and marketing expenses. Sales and marketing expenses for the nine month period ended September 30, 2003, were approximately $450,000. We had no sales and marketing expenses prior to the commencement of our operations in 2003. Our cost of revenues were a result of expenses for the purchase of wine by our Dominion Wines Ltd subsidiary and associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing the Company's sales commissions. We anticipate our sales and marketing expenses to grow as we attempt to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the nine month period ended September 30, 2003, were approximately $515,000. We had no general and administrative expenses prior to the commencement to the establishment of our Company on October 8, 2002. Our general and administrative expenses for the nine months ended September 30, 2003 were attributable to startup costs associated with establishing, building, and supporting the requirements of the Company as well as the cost associated with operating our Dominion Wines Ltd. subsidiary. The Company anticipates these cost to expand as we continue to expand the operations of the Company.

      Stock compensation expense. Stock compensation expense for the nine month period ended September 30, 2003, were approximately $2,370,000. The expense was related to a non-cash charge related to the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc. and prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.

      Other income (expense), net. Interest income for the nine month period ended September 30, 2003, was approximately $5,600 due to a loan made to a winery that the Company is currently negotiating a purchase agreement with. Interest expense for the nine month period ended September 30, 2003, was approximately $319,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $267,000 represented the estimated value of warrants issued along with those short term loans.

       Minority Interest. Minority interest for the nine month period ended September 30, 2003 of approximately $13,600 was reversed due to losses incurred from the Company's Dominion Wines, Ltd. Subsidiary that were apportioned to the Company's minority interest.

      Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2003, was approximately $3,382,000.

Since Inception October 8, 2002.
--------------------------------

      Revenues. Revenues since inception, were approximately $254,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues from commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003 and from the sales of wines from our Dominion Wines, Ltd subsidiary. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

     Sales and marketing expenses. Sales and marketing expenses since inception, were approximately $450,000. We had no Sales and marketing expenses prior to the commencement of our operations in 2003. Our cost of revenues were a result of expenses for the purchase of wine by our Dominion Wines Ltd subsidiary and associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing the Company's sales commissions. We anticipate our sales and marketing expenses to grow as we attempt to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses since inception, were approximately $550,000. We had no general and administrative expenses prior to the commencement of our Company on October 8, 2002. Our general and administrative expenses since inception were attributable to startup costs associated with establishing, building, and supporting the requirements of the Company as well as the cost associated with operating our Dominion Wines Ltd. subsidiary. The Company anticipates these cost to expand as we continue to expand the operations of the Company.

      Stock compensation expense. Stock compensation expense since inception, were approximately $2,370,000. The expense was related to a non-cash charge related to the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc. and prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.

      Other  income  (expense),   net.  Interest  income  since  inception,  was
approximately $5,600 due to a loan made to a winery that the Company is currently negotiating a purchase agreement with. Interest expense since inception, was approximately $321,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $267,000 represented the estimated value of warrants issued along with those short term loans.

       Minority Interest. Minority interest since inception of approximately $13,600 was reversed due to losses incurred from the Company's Dominion Wines, Ltd. Subsidiary that were apportioned to the Company's minority interest.

      Net loss. As a result of the above, net loss since inception, was approximately $3,418,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has, since inception, financed its operations through the sale of stock, seller notes, convertible notes, and convertible exchangeable debentures.

Cash used in operating activities for the quarter ended September 30, 2003, was approximately $464,000. The use of cash during the third quarter of 2003 was primarily a result of the development of the Company's business which increased inventory, prepaids and other assets, and accounts payable and accrued expenses.

Cash provided from financing activities for the quarter ended September 30, 2003, was approximately $559,000. The cash provided from financing activities during the quarter of 2003 was primarily a result of the proceeds from notes payable.

Cash used by investing activities for the quarter ended September 30, 2003, was approximately $210,000. The cash used by investing activities from investing activities during the quarter of 2003 was primarily a result of the purchase of assets and a short-term loan to a winery that the Company is currently negotiating a potential purchase for.

There was $3,557 in capital expenditures on property for the quarter ended September 30, 2003. The Company anticipates further capital expenditures as the Company executes its business strategy. There was no material capital expenditures for the quarter ended September 30, 2002 as the inception of the Company was subsequent to this quarter.

As of September 30, 2003, the Company had negative net working capital of approximately $778,000. The Company's primary source of liquidity consists of approximately $22,000 of accounts receivables, net. The Company's current liabilities include approximately $406,000 in accounts payable and accrued expenses.

The Company in the fourth quarter of 2003 raised approximately $1,310,000 net of fees through a convertible exchangeable debenture to continue to fund its operations and execute its business strategy. The Company anticipates the requirement to raise additional working capital in the future to both fund it operations and to acquire assets as it executes its business strategy. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

Inflation has not had a significant effect on the Company's operations.

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

This report  contains  forward-looking  statements  setting  forth the Company's beliefs or expectations relating to future revenues, profitability, and performance. Statements that contain words such as `believes", "expects",
"anticipates",    "intends",    "estimates",    or   similar   expressions   are
forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the wine industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K
         -------------------

                On August 1, 2003 the Company filed a Form 8k with the security and exchange commission describing a share exchange agreement between Tech-Net Communications, Inc. and Knightsbridge Fine Wines, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 26, 2003            Knightsbridge Fine Wines, Inc.

                                    By: /s/ Joel Shapiro
                                        ----------------------------------------
                                            Joel Shapiro,
                                            Chief Executive Officer
                                            and Chairman


                                    By: /s/ James T. Mccubbin
                                        ----------------------------------------
                                            James T. McCubbin,
                                            Principal Financial
                                            and Accounting Officer

                                                                    Exhibit 31.1
                                                                    ------------

                    Certification of Chief Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro , certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Knightsbridge Fine Wines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 26, 2003                      By: /s/ Joel Shapiro
                                                  ---------------------------
                                                      Joel Shapiro
                                                      Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, James T. McCubbin, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Knightsbridge Fine Wines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 26, 2003                      By: /s/ James T. Mccubbin
                                                  ---------------------------
                                                      James T. McCubbin
                                                      Chief Financial Officer

                                                                      Exhibit 32
                                                                      ----------

  Written Statement of the Chief Executive Officer and Chief Financial Officer
                           Pursuant to 18 U.S.C. "1350

SOLELY FOR THE PURPOSES OF COMPLYING WITH 18 U.S.C. "1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, WE, THE UNDERSIGNED CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF KNIGHTSBRIDGE FINE WINES, INC. (THE "COMPANY"), HEREBY CERTIFY, BASED ON THEIR KNOWLEDGE, THAT THE QUARTERLY REPORT ON FORM 10-QSB OF THE COMPANY FOR THE QUARTER ENDED SEPTEMBER 30, 2003 (THE "REPORT"), FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.


/s/ Joel Shapiro
-----------------------
Joel Shapiro
Chief Executive Officer

/s/ James T. Mccubbin
-----------------------
James T. McCubbin
Chief Financial Officer

Date: November 26, 2003