Form 10KSB
period 2003-12-31
KNIGHTSBRIDGE FINE WINES INC
filed 2004-05-11
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number 0-50092

                         KNIGHTSBRIDGE FINE WINES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                      98-0231440
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)


One Kirkland Ranch Road, Napa, California               94558
------------------------------------------         ------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (707) 254-9100
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                         X    YES                        NO
                       -----                          -------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $689,507.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 21, 2004 was $20,514,773 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of the Company's common stock outstanding on April 21, 2004 was 31,568,250.




                                TABLE OF CONTENTS
                                                                                                                       Page

                                     PART I

Item 1.         Description of Business................................................................................ 1
Item 2.         Description of Property................................................................................ 8
Item 3.         Legal Proceedings...................................................................................... 8
Item 4.         Submission of Matters to a Vote of Security Holders.................................................... 8

                                     PART II

Item 5.         Market for Common Equity, Related Stockholder Matters and Small Business
                Issuer Purchases of Equity Securities.................................................................. 9
Item 6.         Management's Discussion and Analysis or Plan of Operation..............................................12
Item 7.         Financial Statements...................................................................................23
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.............................................................................................37
Item 8A.        Controls and Procedures................................................................................38

                                    PART III

Item 9.         Directors and Executive Officers of the Registrant.....................................................38
Item 10.        Executive Compensation.................................................................................42
Item 11.        Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters........43
Item 12.        Certain Relationships and Related Transactions.........................................................45
Item 13.        Exhibits List and Reports on Form 8-K..................................................................46
Item 14.        Principal Accountants Fees and Services................................................................49

Signatures      .......................................................................................................50


                                     PART I.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

         Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions.

         Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

         In addition, these forward-looking statements speak only as of the date of this filing. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Knightsbridge Fine Wines, Inc. ("Knightsbridge"), a privately-held Nevada corporation, was incorporated on October 8, 2002 and is a development stage company. From its inception, Knightsbridge had a vision to establish and build a diversified international wine company. Knightsbridge believed that an oversupply of small and mid-sized wineries existed which lack effective sales, marketing, and branding strength. Knightsbridge believed an opportunity existed in which it can strategically consolidate a group of these small and mid-sized wineries and create an enterprise which could maximize economies of scale by strategically leveraging the production of wines in under utilized facilities and increasing the efficiency of sales through the utilization of a singular global sales and marketing group. Knightsbridge further believed that by adopting and applying consumer beverage marketing principals it could further enhance operating results beyond what was currently achieved by many small and mid-sized wineries creating a comparative advantage for Knightsbridge over these smaller enterprises.

         On August 1, 2003, Knightsbridge completed a share exchange and reverse acquisition with Tech-Net Communications, Inc. (the "Company"), a Nevada corporation. The Company was incorporated on May 15, 2000. Subsequent to the share exchange and reverse acquisition between Knightsbridge and the Company, the Company changed its name to Knightsbridge Fine Wines, Inc. Therefore the Company became the parent company of Knightsbridge, its wholly owned operating subsidiary. As a result of this transaction the directors and officers of

Knightsbridge   became  the  directors  and  officers  of  the  Company.   Also,
Knightsbridge is treated as the acquirer for accounting purposes and the historical financials are those of Knightsbridge and not of the Company.

         On November 6, 2003, we acquired Bodegas y Venedos Anguinan S.A. through our wholly-owned subsidiary, KFWBA Acquisition Corp, a Nevada Corporation. The Bodegas winery and estate encompasses approximately 900 acres in the Andes Mountains of Argentina. The estate winery, founded in 1924, has developed a reputation for producing high quality wines with exceptional value. The winery focuses on traditional Bordeaux varietals, including Cabernet Sauvignon, Merlot, and Malbec, which has been shown to excel in Argentina's microclimates. Currently, there are 160 mature planted acres on a 900-acre estate. The vineyards have modern irrigation and piping systems contributing to optimum quality and production of the grapes.

         During 2003, the Company entered into sales and marketing agreements with two California wineries, initiated agreements to develop two brands with renowned artists, executed a definitive purchase agreement with Bodegas in November 2003, entered into contingent purchase agreements to purchase several brands and inventory of distressed properties, closed on two financing agreements in October and December of 2003 to finance the ongoing development stage operations of the Company, launched a sales and marketing effort which included hiring and deploying an internationally based group of sales and marketing professionals, and initiated the development of an administrative staff to coordinate and account for the activities of the Company. Additionally, the Company acquired a 56% equity interest in an Australian based wine exporter.

         Currently, most of the Company's costs consist primarily of expenses associated with developing its corporate strategy. As a result of the Company's plan to expand its operations through new internal and external initiatives to expand revenue growth, the Company expects these costs to increase. The Company's success and profitability depend upon its ability to successfully execute its strategy and its ability to raise capital in order to finance its growth plans.

INDUSTRY BACKGROUND

         The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; "jug" wines that retail for less than $3 per 750 ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. We produce and sell only premium table wines. The premium category is generally divided by the trade into four segments: popular-premium ($3-$7 per 750ml); super-premium ($7-$14 per 750 ml); ultra-premium ($14-$25 per 750 ml); and luxury (over $25 per 750 ml). We sell wines in each segment of the premium table wine market.

PRODUCTS

         As of December 31, 2003, with the exception of Bodegas, our recent acquisition in Argentina, the Company currently markets and distributes wines produced by third parties under its own or such other parties' labels. These include a variety of red and white wines produced under the following labels by the following third parties:

            NAME                                  PRODUCER


The Global Collection of Guy Buffet     EOS Estate Winery (bottler only)
--------------------------------------- -----------------------------------
Kirkland Ranch Estate Wines             Kirkland Family Estate
--------------------------------------- -----------------------------------
Kirkland Ranch                          Kirkland Family Estate
--------------------------------------- -----------------------------------
Jamieson Canyon                         Kirkland Family Estate
--------------------------------------- -----------------------------------
Alexander Park                          Dominion Wines, Ltd
--------------------------------------- -----------------------------------
Vinus                                   Dominion Wines, Ltd
--------------------------------------- -----------------------------------
Saddle Mountain                         Dominion Wines, Ltd.
--------------------------------------- -----------------------------------

GROWTH STRATEGY

         The Company intends to grow its operations through both internal initiatives and external acquisitions. The internal initiatives include the development of new and innovative brands and alliances with noted artists that leverage their proprietary designs into award wining wine labels that produce a differentiated consumer product. The Company further intends to internally grow sales by providing a wider selection of brands and products for its sales force to introduce into the marketplace thereby reducing average sales cost per product and increasing variety of product to its client base. The Company believes that by increasing its ability to provide an ever growing inventory of brands and products that it will be able to increase its ability to provide wholesalers with better promotional advantages over its smaller peers and therefore increasing its competitive position and driving internal growth. The external initiatives include the targeting and subsequent acquisition of small to mid-sized wineries and distressed brands or inventory which the Company can assimilate into its business model. The Company believes that by assimilating the small to mid-sized wineries it can add brands to the Company's portfolio which it can introduce into its sales and marketing channel that should provide wider awareness and a greater level of sales.

         The following initiatives represent the internal and external transactions that the Company or Knightsbridge, its wholly-owned subsidiary, as applicable, has either initiated, developed, or acquired in the fiscal year ended December 31, 2003.

Kirkland sales and marketing agreement

         On August 4, 2003, the Company entered into a sales and marketing agreement with Kirkland Ranch Winery, a Napa Valley based company, to represent their products on an exclusive commission basis through our sales and marketing group.

EOS sales and marketing agreement

         On July 1, 2003, Knightsbridge entered into a sales and marketing agreement with EOS Winery, a Paso Roblos based company, to represent their products within the United States of America on an exclusive commission basis through Knightsbridge's sales and marketing group. The agreement is no longer in effect.

The Artist Series of Fine Wines

         In order to complement its growth, the Company decided to create new brands based upon world renowned artists to maximize brand name recognition while minimizing marketing costs. As part of this strategy, the Company or

Knightsbridge, as applicable, recently entered into two agreements with renowned artists.

Guy Buffet Cellars

         On July 9, 2003, Knightsbridge entered into an agreement with Guy Buffet to market an international collection of wines representing the blending of Mr. Buffet's artistic talent with the artistic talent of Knightsbridge's winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, will initially feature California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc, and Shiraz from Australia. As distribution grows internationally, the Company intends to add varietal blends from New Zealand and Bordeaux. The agreement expires on July 8, 2006 and the Company launched this artist series during the fourth quarter of 2003.

Andy Warhol Foundation for the Visual Arts

         On September 22, 2003, the Company entered into an agreement with the Andy Warhol Foundation for the Visual Arts to market an international collection of wines. The agreement expires on December 31, 2006 and the Company anticipates launching this artist series during the second half of 2004.

Acquisitions During the Fiscal Year Ended December 31, 2003

Dominion Wines International

         Knightsbridge acquired a majority ownership interest in Dominion Wines International ("DWI") on February 17, 2003, an international sales and distributor of Australian sourced wines sold under several Company owned brands.

Bodegas y Venedos Anguinan S.A.

         We used a portion of the net proceeds from our October 2003 private financing to complete the acquisition of Bodegas y Venedos Anguinan S.A. through our wholly-owned subsidiary, KFWBA Acquisition Corp, a Nevada Corporation, on November 6, 2003. The purchase price consisted of a combination of U.S. $200,000 and one million shares of our restricted common stock. The shares issued to the former shareholders of Bodegas are subject to a put option agreement, whereby KFWBA agreed to purchase the shares in accordance with a schedule over the next 4 years, at a price per share of $2.50. The Company has guaranteed KFWBA's performance of the puts. Additionally, should KFWBA default on its obligations and the Company default on its guarantee, the shares of Bodegas would revert to the former shareholders of Bodegas.

Recent Developments

Acquisition of Kirkland Ranch Winery

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the "Joint Venture Subsidiary") pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland

Ranch"), the Joint Venture Subsidiary, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. As part of the financing for the joint venture transaction, the Company provided loans to the Joint Venture Subsidiary in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of the Joint Venture Subsidiary. The Company obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing financing partner, details of which financing is disclosed under Item 5 to this Annual Report on Form 10-KSB.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company ("Travelers"), pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "Travelers Note") issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note is secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by the Joint Venture Subsidiary.

         Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture Subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. The Joint Venture Subsidiary has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with the Joint Venture Subsidiary to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, the Joint Venture Subsidiary will serve as the exclusive bottler of the Company's products in California.

         In connection with the operations of the Joint Venture Subsidiary and subject to the occurrence of certain events, the Company shall make additional cash capital contributions in accordance with the budget to the Joint Venture Subsidiary for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk of forfeiture of its membership interest.

SALES AND MARKETING

         The Company currently markets and distributes wines produced by third parties under our own or such other parties' labels. We sell our wines through direct sales, independent distributors, our own customer list, and in limited quantities, directly from the wineries. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. We rely primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and company-sponsored promotional activities in order to increase public awareness of our wines.

         Our wines are marketed by independent distributors throughout the United States and the District of Columbia and Puerto Rico and, internationally, in the Caribbean Islands and Canada. We are currently investigating extending our distribution network into the Far East and Europe. The Company employs 10 dedicated sales and marketing professionals who work directly with distributors in a particular region of the United States and their customers. In addition, we have 25 broker agents who assist our sales and marketing forces with the distribution of our wines.


CUSTOMERS

         As a result of the development stage of the Company and its sales and distribution strategy as described in this Annual Report on Form 10-KSB, the Company believes it does not have any dependence on one or a few major customers.

COMPETITION

         The premium segment of the wine industry is intensely competitive. Our competitors produce table, premium and other wines in the United States of America, Europe, South Africa, South America, Australia and New Zealand. Our domestic competitors in the popular-premium and super-premium segments include Beringer Blass Wine Estates (Beringer, Meridian), Brown-Forman (Fetzer), Constellation Brands (Estancia, Talus, Vendange, Nathanson Creek), Diageo (Beaulieu Vineyards), Kendall-Jackson, and the Wine Group (Glen Ellen). Our higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners, that produce premium wines. In recent years some very large producers of primarily generic wines have introduced varietal wines in the growing premium wine market. Our wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by our independent distributors, all of which also carry other wine or beverage brands. Many of our domestic and international competitors have significantly greater resources and as a result there can be no assurance that in the future we will be able to successfully compete with these competitors or that we will not face greater competition from other wineries and beverage manufacturers.

         At present, we do not have a single main competitor. Rather, we compete with different companies in different wine categories. In addition, we compete with various beverage companies for shelf space in retail stores that carry wine or other beverage brands. The Company as a development stage company has a relatively small competitor position within the industry, but believes that as it executes upon its business strategy its relative position with in the industry should rise.

INDUSTRY TAXES AND COSTS

         The United States Government imposes a federal excise tax of $2.55 per case on table wine. In addition, various states (including California) also impose excise taxes on wine. There can be no guarantee that the Federal or State Governments will not increase excise tax on wines in the near future.

GOVERNMENT REGULATION

         The wine industry is subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau, various foreign agencies and state and local liquor authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising restrictions and relations with wholesalers and retailers. Expansion of our existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, sales taxes or international tariffs, could materially adversely affect the financial results of the Company.

RESEARCH AND DEVELOPMENT

         The Company did not conduct any significant research and development activities during the fiscal years ended December 31, 2002 and December 31, 2003

EMPLOYEES

         At December 31, 2003, we had 13 full time employees based throughout the United States and one full time employee at our Australian office located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193. In addition, our Argentina Winery operated through KFWBA Acquisition Corporation has 20 full-time employees located at Bodegas y Venedos Anguinan S.A. We also pay approximately 25 broker-agents on a commission basis, as independent contractors, to assist our sales and marketing forces with the distribution of our wines.

         None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         For the fiscal year ended December 31, 2003, our U.S. corporate office was located at 65 Shrewsbury Road, Livingston, NJ 07039. This space was provided on a rent free basis by our majority shareholder. As a result, the Company did not recognize rental expense in the fiscal year.

         Commencing April 21, 2004, our principal corporate office is located at One Kirkland Ranch Road, Napa, California 94558. The property is owned by the Joint Venture Subsidiary and has an existing mortgage securing a $20,000,000 loan. The Kirkland Ranch consists of sixty-nine (69) acres of vineyard land and a 57,000 square winemaking facility. Since relocation, our office in Livingston, NJ is the Company's satellite U.S. office.

         Our Australian office is located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193. There is currently no rent for the space.

         We also own, by virtue of our recent acquisition of Bodegas Anguinan Winery, a 900 acre estate in the La Rioja province of Argentina. Currently, there are 160 mature planted acres on the 900-acre estate.

ITEM  3. LEGAL PROCEEDINGS

         On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Although management disputes any claims for damages, plaintiff seeks damages in excess of $2.5 million which are based on future events which management believes will not occur. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. The Company believes the lawsuit is frivolous and further believes it has good and meritorious defenses and counterclaims in the action and intends to vigorously contest the litigation.

         Except as otherwise disclosed herein, the Company is not involved in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "KFWI."



         The following table sets forth the quarterly high and low bid prices for the common stock as of the share exchange and reverse acquisition of the Company by Knightsbridge on August 1, 2003. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.




  Third Quarter...................................    $ 5.00          $ 0.12
  Fourth Quarter..................................    $ 3.95          $ 1.16


Shareholders

         As of April 16, 2004, there were approximately 504 record holders of the common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

         The Company has not paid cash dividends on any class of its capital stock since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                  Number of securities to be     Weighted-average exercise       Number of securities
                                  issued upon exercise of        price of outstanding options,   remaining for future
                                  outstanding options,           warrants and rights (b)         issuance under equity
                                  warrants and rights (a)                                        compensation plans
                                                                                                 (excluding securities
                                                                                                 reflected in column (a)) (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Equity compensation plans                      -0-                            N/A                             -0-
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not              100,000 (1)                       $1.50                            -0-
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                        100,000                         $1.50                            -0-
--------------------------------- ------------------------------ ------------------------------- ------------------------------

(1) The Company issued 100,000 warrants, each of which entitles the holder to purchase one share of the Company's common stock for a period of five years from the date of issuance at a price of $1.50 per share pursuant to a consulting agreement dated November 24, 2003.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         No purchase were made by or on behalf of the Company or any "affiliated purchaser," as defined in the Section 240.10b-18(a)(3) of the Securities and Exchange Commission Regulation S-B, of shares or other units of any class of the Company's equity securities within the last quarter of the fiscal year ended December 31, 2003.

Recent Sales of Unregistered Securities

         In order to accomplish the August 2003 share exchange with Knightsbridge, we issued an aggregate of 12,402,500 (24,803,000 as of our forward split effective August 13, 2003) shares of our common stock in exchange for all of the issued and outstanding capital stock of Knightsbridge from the shareholders of Knightsbridge. The shares issued to Knightsbridge shareholders were issued to 35 persons, 7 of whom are employees of Knightsbridge whose shares in Knightsbridge were originally issued in accordance with Rule 701 and the remainder of whom are accredited investors, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering.

         On August 6, 2003, we issued 130,000 shares of restricted common stock to Michael McIntyre pursuant to a consulting agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $0.12 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Michael McIntrye was $15,600. These restricted shares will vest 20,000 in August and 10,000 per month thereafter.

         In connection with a series of private debt financings between December 16, 2002 and September 23, 2003, listed as Short-Term Notes Payable in note 4 of our financial statements, we issued 510,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of between $1.50 and $2.70 per share, to eight accredited investors pursuant to a private debt financing. The private debt financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

         On October 16, 2003, we issued to Gryphon Master Fund, L.P. a 7.5% convertible note for $1,500,000 that is due together with all accrued but unpaid interest thereon, if any, on the third anniversary of the issuance date, to the extent such principal amount and interest have not been repaid or converted into shares of our common stock, at a price per share of $1.80. In addition, as further consideration to the investor, we issued 416,667 common stock purchase warrants, each of which entitles the holder to purchase one share of the our common stock, $.001 par value, for a period of three years from the date of issuance at a price of $2.40 per share. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On November 24, 2003, we issued 100,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $1.50 per share, to three accredited investors pursuant to a consulting agreement. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On December 22, 2003, we issued to Gryphon Master Fund, L.P. a 7.5% convertible note for $2,000,000 that is due together with all accrued but unpaid interest thereon, if any, on the third anniversary of the issuance date, to the extent such principal amount and interest have not been repaid or converted into shares of our common stock, at a price per share of $1.80. In addition, as further consideration to the investor, we issued 1,111,111 common stock purchase warrants, each of which entitles the holder to purchase one share of the our common stock, $.001 par value, for a period of three years from the date of issuance at a price of $0.70 per share. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.


         On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in the Joint Venture Subsidiary, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to the Joint Venture Subsidiary. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

CORPORATE HISTORY

         Knightsbridge Fine Wines, Inc. ("Knightsbridge") a Nevada corporation, was incorporated on October 8, 2002 and is a development stage company. From its inception, Knightsbridge had a vision to establish and build a diversified international wine company. Knightsbridge believed that an oversupply of small and mid-sized wineries existed which lack effective sales, marketing, and branding strength. Knightsbridge believed an opportunity existed in which it can strategically consolidate a group of these small and mid-sized wineries and create an enterprise which could maximize economies of scale by strategically leveraging the production of wines in under utilized facilities and increasing the efficiency of sales through the utilization of a singular global sales and marketing group.

         On August 1, 2003, Knightsbridge completed a share exchange and reverse acquisition with Tech-Net Communications, Inc. (the "Company"), a Nevada corporation. The Company was incorporated on May 15, 2000. Subsequent to the share exchange and reverse acquisition between Knightsbridge and the Company, the Company changed its name to Knightsbridge Fine Wines, Inc. Therefore the Company became the parent company of Knightsbridge, its operating subsidiary. As a result of this transaction the directors and officers of Knightsbridge became the directors and officers of the Company. Also, Knightsbridge is treated as the acquirer for accounting purposes and the historical financials are those of Knightsbridge and not of the Company.

         During 2003, the Company entered into sales and marketing agreements with two California wineries, initiated agreements to develop two brands with renowned artist, entered into several letters of intent to purchase interest in targeted wineries, executed a definitive purchase agreement with one of the wineries in November of 2003, entered into contingent purchase agreements to purchase several brands and inventory of distressed properties, closed on two financing agreements in October and December of 2003 to finance the ongoing development stage operations of the Company, launched a sales and marketing effort which included hiring and deploying an internationally based group of sales and marketing professionals, and initiated the development of an administrative  staff  to  coordinate  and  account  for the  activities  of the
Company. The Company also acquired a 56% equity interest in Dominion Wines International ("DWI") on February 17, 2003, an international sales and distributor of Australian sourced wines sold under several Company owned brands.

         On November 6, 2003 we completed the acquisition of Bodegas y Venedos Anguinan S.A. through our wholly-owned subsidiary, KFWBA. The Bodegas winery and estate encompasses approximately 900 acres in the Andes Mountains of Argentina. The estate winery, founded in 1924, has developed a reputation for producing high quality wines with exceptional value. The winery focuses on traditional Bordeaux varietals, including Cabernet Sauvignon, Merlot, and Malbec, which has been shown to excel in Argentina's microclimates. Currently, there are 160 mature planted acres on a 900-acre estate. The vineyards have modern irrigation and piping systems contributing to optimum quality and production of the grapes.

GROWTH STRATEGY

         The Company believes an opportunity exist in which it can strategically consolidate a group of these small and mid-sized wineries and create an enterprise which can maximize economies of scale by strategically leveraging the production of wines in under utilized facilities and increasing the efficiency of sales through the utilization of a singular global sales and marketing group. The Company further believes that by adopting and applying consumer beverage marketing principals it can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for the Company over these smaller enterprises.

         The Company intends to grow its operations through both internal initiatives and external acquisitions. The internal initiatives include the development of new and innovative brands and alliances with noted artist that leverage their proprietary designs into award wining wine labels that produce a differentiated consumer product. The Company further intends to internally grow sales by providing a wider selection of brands and products for its sales force to introduce into the marketplace thereby reducing average sales cost per product and increasing variety of product to its client base. The Company believes that by increasing its ability to provide an ever growing inventory of brands and products that it will be able to increase its ability to provide wholesales with better promotional advantages over its smaller peers and therefore increasing its competitive position and driving internal growth. The external initiatives include the targeting and subsequent acquisition of small to mid-sized wineries and distressed brands or inventory which the Company can assimilate into its business model. The Company believes that by assimilating the small to mid-sized wineries it can add brands to the Company's portfolio which it can introduce into its sales and marketing channel that should provide wider awareness and a greater level of sales.

         In order to complement the Company's growth, the Company decided to create new brands based upon world renowned artist to maximize brand name recognition while minimizing marketing costs. As part of this strategy, the Company or Knightsbridge, as applicable, recently entered into two agreements with renowned artists.

Guy Buffet Cellars

         On July 9, 2003, Knightsbridge entered into an agreement with Guy Buffet to market an international collection of wines representing the blending of Mr. Buffet's artistic talent with the artistic talent of Knightsbridge's winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, will initially feature California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc, and Shiraz from Australia. As distribution grows internationally, the company intends to add varietal blends from New Zealand and Bordeaux. The agreement expires on July 8, 2006 and the Company launched this artist series during the fourth quarter of 2003.

Andy Warhol Foundation for the Visual Arts

         On September 22, 2003, the Company entered into an agreement with the Andy Warhol Foundation for the Visual Arts to market an international collection of wines. The agreement expires on December 31, 2006 and the Company anticipates it will launch this artist series during the first half of 2004.

SALES AND MARKETING

         The Company currently markets and distributes wines produced by third parties under our own or such other parties' labels. We sell our wines through direct sales, independent distributors, our own customer list, and in limited quantities, directly from the wineries. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. We rely primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and company-sponsored promotional activities in order to increase public awareness of its wines.

         Our wines are marketed by independent distributors in all 50 states and the District of Columbia and Puerto Rico and, internationally, in the Caribbean Islands and Canada. We are currently investigating extending our distribution network into the Far East and Europe. The Company employs 10 dedicated sales and marketing professionals who work directly with distributors in a particular region of the United States and their customers. In addition, we have 25 broker agents who assist our sales and marketing forces with the distribution of our wines. As a result of the development stage of the Company and its sales and distribution strategy as describe, the Company does not currently believe it has a dependence on one or a few major customers.

Recent Developments

Acquisition of Kirkland Ranch Winery

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the "Joint Venture Subsidiary") pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), the Joint Venture Subsidiary, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. As part of the financing for the joint venture transaction, the Company provided loans to the Joint Venture Subsidiary in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of the Joint Venture Subsidiary. The Company obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing financing partner, details of which financing is disclosed under Item 5 to this Annual Report on Form 10-KSB.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company ("Travelers"), pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "Travelers Note") issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note is secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by the Joint Venture Subsidiary.

         Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture Subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. The Joint Venture Subsidiary has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with the Joint Venture Subsidiary to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, the Joint Venture Subsidiary will serve as the exclusive bottler of the Company's products in California.

         In connection with the operations of the Joint Venture Subsidiary and subject to the occurrence of certain events, the Company shall make additional cash capital contributions in accordance with the budget to the Joint Venture Subsidiary for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk of forfeiture of its membership interest.

Future Products

         As a result of our recent acquisitions, financing and letters of intent, we plan to begin producing and distributing our own wines. We anticipate that the initial series of the Company owned and/or produced wines will include the following:


                 NAME                                     PRODUCER


Fincas del Ocampo                           Bodegas y Venedos Anguinan S.A.
------------------------------------------- -----------------------------------
Siete Soles                                 Bodegas y Venedos Anguinan S.A.
------------------------------------------- -----------------------------------
Los Colorados - Argentina Artist Series     Bodegas y Venedos Anguinan S.A.
------------------------------------------- -----------------------------------
Melbourne Park Australia                    Dominion Wines, Ltd.
------------------------------------------- -----------------------------------

Possible Future Transactions

Knightsbridge Spain

          On November 24, 2003, the Company entered into a letter of intent to acquire the assets and brand of Bodegas Torrique from Senor Manuel Fernandez-Aviles Zamorano of Madrid. This group of companies, headquartered in Noblejas, Toledo, currently have approximately $13.5 million of sales nationally. Their brands of wines, which include Castilla La Mancha, Ribera del Duero and Rioja and are produced under the brand names of Camino de la Dehesa, Dehesa de la Jara, Barbechera, Cacharel, Campo Alto, Castillo de Madroniz, Valdelamillo and Catania among others, are sold, together with selected imported wines from Europe and Latin America. The group maintains a direct sales force selling to supermarkets, retail chains and other significant volume buyers.

         The acquisition is expected to close during the second quarter of 2004. There are no assurances that this transaction will be closed within the anticipated timeframe, that it will close consistent with terms of the initial agreement, or at all.

LIQUIDITY AND CASH RESOURCES

         At December 31, 2003 the Company had a cash balance of $1,325,373. The Company expects to achieve operating positive cash flow no earlier than the fourth quarter. However, there is no assurance that the Company will achieve positive cash flow. Additionally, the Company is in default on its short-term notes payable. As a result the Company will be required to raise substantial amounts of cash during 2004. There can be no assurance that the Company will be successful in it's efforts and any failure to raise such monies would have a material negative effect on the Company.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of December 31, 2003 was $1,325,373.

Accounts Receivable

         As of December 31, 2003, nearly all of the Company's accounts receivable are due from Kirkland Ranch Winery for which the Company has a sales and marketing agreement.

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

Inventory

         Bulk wine and case goods are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

         The Company has also initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods. The Company has adopted the FIFO ( "first in first out") method of accounting for this inventory.

         The Company may also contract for the warehousing and sale of its product where it is not itself licensed to sell.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

                                                            Years
                                                            -----
         Land Improvements                                  25
         Vineyards                                          25
         Buildings                                          40
         Cooperage                                          40
         Equipment                                           7

         Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of improvements is capitalized. Gains or losses on the disposition of assets are included in income. Amortization of assets held under capital leases is included in depreciation expense.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Foreign Currency Translation

         The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Revenue Recognition

         Commission revenue is recognized when product is shipped FOB winery and product revenue is recognized when product is shipped FOB winery.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred taxes by a 100% valuation allowance.

Stock-based Compensation

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123
"Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company's investors.

                                  RISK FACTORS

         Our success is dependent on future financings. The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years. There can be no assurance that we will be able to secure such financing on terms, which are acceptable, if at all. The failure to secure future financing with favorable terms could have a material adverse effect on our business and operations.

          Our business is seasonal, which could cause our market price to fluctuate. Our industry is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Sales volume tends to increase during summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are likely to be highest during the fourth calendar quarter and lowest in the first calendar quarter. This and other factors may cause fluctuations in the market price of our common stock.

         We are dependent on third  parties for supply of products.  The Company
currently  owns  two  vineyards   with  the  facilities  for  wine   production.

Knightsbridge primarily markets and distributes wines produced by third parties under our own label or the label of such third party producers. Except for any contractual rights and remedies that Knightsbridge may have with such producers, we have no control over the availability of Knightsbridge's products, their quality or cost. If for any reason we are unable to maintain or acquire new relationships with third party producers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract producers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. Knightsbridge may not be able to enter into alternative supply arrangements on commercially acceptable terms, if at all. There can be no assurance that the producers that Knightsbridge has engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with Knightsbridge's specifications.

         We are dependent on certain key existing and future personnel. Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joel Shapiro, our Chief Executive Officer; and Joseph Carr, our Vice President of Sales. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We have an employment agreement with Joseph Carr. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the wine industry. We cannot assure that we will be able to successfully attract and retain key personnel.

         Our acquisitions and potential future acquisitions involve a number of risks. Our potential future acquisitions involve risks associated with assimilating these operations into our company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; risks inherent in the production and marketing wine and replanting of existing vineyards.

         We may have difficulty competing with larger and better-financed companies in our sector. The premium table wine industry is intensely competitive and highly fragmented. Our wines may compete in all of the premium wine market segments with many other premium domestic and foreign wines. Our wines also may compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. Many of our competitors have greater financial, technical, marketing and public relations resources than we presently have. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

         Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting profitability. Many California vineyards have been infested in recent years with phylloxera. Although we intend to work towards limiting the risk from phylloxera, there can be no assurance that the vineyards owned or utilized by the producers with whom we have contracted, or future vineyards that we may acquire, will not become susceptible to current or new strains of phylloxera.

Pierce's Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. The agricultural industry is actively trying to control this pest and is making every reasonable effort to prevent an infestation in vineyards. We cannot, however, guarantee that our current producers will succeed in preventing contamination in existing vineyard or that we will succeed in preventing contamination in future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Grape growing also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines.

         Our business may be adversely effected by our ability to grow or acquire enough high quality grapes for our wines. The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient regulatory supplies of grapes from a combination of acquisitions and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs.

         Our business may be adversely effected by an oversupply of grapes. Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This increase in grape production has resulted in an excess of supply over demand and has forced wineries to reduce, or not increase prices.

         We may experience barriers to conducting business due to government regulations. The United States wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any acquisition of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or challenges to the industry, either individually or in the aggregate, could harm our business.

         Foreign exchange rates risks, political stability risk, and/or the imposition of adverse trade regulations could harm our business. The Company conducts some of its business in foreign currencies. We own and operate a winery in Argentina and operate a sales and marketing business in Australia, which exports Australian sourced wines. As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from the United States of America. As part of our current international business we import bulk wine into the United States of America and operate a winery in Argentina of which we use foreign currencies to purchase goods and operate those businesses. Presently, the company has not engaged in any financial hedging activities to offset the risk of exchange rate fluctuations. The Company in the future on an as-needed basis may engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact the costs of these items and the liquidity of our assets, and have an adverse impact on our operating results. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

         Our business may be adversely affected by changing public opinions about alcohol. A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could harm the wine industry and our business.

         Contamination of Our Wines Would Harm Our Business. Because our products are designed for human consumption, our business is subject to certain hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any such recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against such risks, we may not be able to maintain such insurance on acceptable terms and such insurance may not be adequate to cover any resulting liability.

         Infringement of Our Brand Name May Damage Our Business. Our wines are branded consumer products. Our ability to distinguish our brand name from those of our competitors depends, in part, on the strength and vigilant enforcement of our brand name. Competitors may use trademarks, trade-names or brand names which are similar to those we use, thereby weakening our intellectual property rights. If our competitors infringe on our rights, we may have to litigate in order to protect such rights. Litigation may result in significant expense and divert our attention from business operations. In addition, we cannot assure you that we would be successful in protecting our rights.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Knightsbridge Fine Wines, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Knightsbridge Fine Wines, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended, for the period October 8, 2002 (Inception) to December 31, 2002 and for the period October 8, 2002 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knightsbridge Fine Wines, Inc. and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, for the period October 8, 2002 (Inception) to December 31, 2002 and for the period October 8, 2002 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered significant losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Marks Paneth & Shron LLP
-----------------------------
     Marks Paneth & Shron LLP

New York, NY
April 14, 2004, except for note 14, as to which the date is April 21, 2004





ITEM 7.   FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS

Current assets:
       Cash                                                                                    $ 1,325,373
       Accounts receivable, net of allowance
       of doubtful accounts of $0                                                                   74,494
       Inventory                                                                                   830,467
       Prepaid expenses                                                                             69,443
       Deposits                                                                                    217,500
       Other current assets                                                                         21,520
                                                                                         ------------------

         Total current assets                                                                    2,538,797

Property and equipment, net of accumulated depreciation                                          3,361,067
Loan Receivable                                                                                    213,369
Other assets                                                                                        94,270
Deferred financing costs                                                                           515,115
                                                                                         ------------------

       Total assets                                                                            $ 6,722,618
                                                                                         ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                                          $ 596,963
       Accrued expenses                                                                            448,653
       Notes payable                                                                               375,000
       Short-term portion of long-term debt                                                         13,489
       Short-term portion of put option liability                                                  167,886
                                                                                         ------------------

       Total Current Liabilities                                                                 1,601,199

Long-term debt, net of unamortized discount of $2,943,470, face amount $3,527,291                  583,821

Put liability, net of unamortized discount of $965,175, face amount $2,500,0000                  1,366,939
                                                                                         ------------------

Total Liabilities                                                                                3,552,751
                                                                                         ------------------
Stockholders' Equity
       Common stock, $0.001 par value, 100,000,000 shares authorized
       31,638,250 shares issued and outstanding as of December 31, 2003                             31,638
       Subscription receivable                                                                     (21,566)
       Prepaid stock compensation                                                                 (928,325)
       Additional paid in capital                                                                9,351,302
       Accumulated other comprehensive income - foreign exchange adjustment                       (102,838)
       Deficit accumulated during development stage                                             (5,160,344)
                                                                                         -----------------

       Total Stockholders' Equity                                                                3,169,867
                                                                                         ------------------

Total Liabilities and Stockholders' Equity                                                     $ 6,722,618
                                                                                         ==================



                        See notes to financial statements



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           YEAR               FOR PERIOD                FOR PERIOD
                                                          ENDED            OCTOBER 8, 2002            OCTOBER 8, 2002
                                                       DECEMBER 31,       (INCEPTION) THROUGH       (INCEPTION) THROUGH
                                                           2003           DECEMBER 31, 2002          DECEMBER 31, 2003
                                                     ------------------------------------------------------------------
Revenues:
      Commissions                                           $ 399,826      $               -     $             399,826
      Sales                                                   289,682                      -                   289,682
                                                     ------------------------------------------------------------------

            Total                                             689,508                      -                   689,508
                                                     ------------------------------------------------------------------

Operating expenses:
      Cost of goods sold                                      187,297                      -                   187,297
      Sales and marketing                                   1,130,269                      -                 1,130,269
      General and administrative                            1,027,136                 35,242                 1,062,378
      Stock compensation expense                            2,973,662                      -                 2,973,662
                                                     ------------------------------------------------------------------

            Total                                           5,318,364                 35,242                 5,353,606
                                                     ------------------------------------------------------------------

Loss from operations                                       (4,628,856)               (35,242)               (4,664,098)


Other income:
      Interest income                                          13,337                      -                    13,337
      Interest expense                                       (521,555)                (1,778)                 (523,333)
                                                     ------------------------------------------------------------------
                Other income (expense), net                  (508,218)                (1,778)                 (509,996)
                                                     ------------------------------------------------------------------

Loss before minority interest                              (5,137,074)               (37,020)               (5,174,094)

Minority interest in consolidated loss                         13,750                      -                    13,750
                                                     ------------------------------------------------------------------

Net loss                                                 $ (5,123,324)     $         (37,020)    $          (5,160,344)
                                                     ==================================================================

Net loss per share:
      Basic and diluted                                         (0.21)                 (0.00)                    (0.22)

Weighted average shares outstanding:
      Basic and diluted                                    24,252,107             17,705,050                23,015,441




                       See notes to financial statements



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS





                                                   YEAR                 FOR PERIOD                    FOR PERIOD
                                                  ENDED               OCTOBER 8, 2002               OCTOBER 8, 2002
                                               DECEMBER 31,         (INCEPTION) THROUGH          (INCEPTION) THROUGH
                                                   2003              DECEMBER 31, 2002             DECEMBER 31, 2003
                                             -----------------------------------------------------------------------

Net loss                                      $ (5,123,324)                 $ (37,020)                 $ (5,160,344)

Foreign currency translation adjustment           (102,838)                         -                      (102,838)
                                             -----------------------------------------------------------------------

Comprehensive loss                            $ (5,226,162)                 $ (37,020)                 $ (5,263,182)
                                             =======================================================================



                 KNIGHTSBRIDGE FINE WINE, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                                    AUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                Prepaid         Additional
                                                        Common Stock            Subscriptions    Stock          Paid in
                                                   ----------------------
                                                      Number     Value          Receivable      Compensation    Capital
--------------------------------------------------------------------------------------------------------------------------------

Oct. 10, 2002
  Common stock issued                                17,705,05         17,705    $    (17,705)   $       --      $       --

Dec. 16, 2002
  100,000 warrants issued  in connection with note
  payable of $200,000                                                                                                  10,000

Loss for the period

                                                  ------------------------------------------------------------------------------
Balance 12-31-02                                    17,705,050         17,705         (17,705)           --            10,000

February 17, 2003
  Common stock issued in connection with
  acquisition of Dominion Wines Int'l                1,000,000          1,000          16,501          17,501

February 20, 2003
  Common stock issued as compensation                  986,700            987                                          21,813

May 15, 2003
  100,000 warrants issued in connection with
  note payable of $100,000                                                                                             41,217

May 15, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                                              10,603

May 27, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                                              10,576

July 1, 2003
  Common stock issued as compensation                3,313,250          3,313          (3,313)       (299,625)      2,647,287

July 7, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                                              10,304

July 22, 2003
  Payment of subscription receivable                                                    1,252

July 28, 2003
  Common stock issued for cash                           6,250              6                                          24,994

July 28, 2003
  75,000 warrants issued  in connection with
  note payable of $250,000                                                                                             46,744

August 1, 2003
  Common stock issued in connection with Tech-Net
  recapitalization                                   5,122,000          5,122                                          (5,122)



                                                    Deficit               Accumulated
                                                   Accumulated           Foreign Exchange
                                                   During Development    Translation

                                                    Stage                Adjustments       Total
                                                   ---------------------------------------------
Oct. 10, 2002
  Common stock issued                               $       --             $  --         $ --

Dec. 16, 2002
  100,000 warrants issued  in connection with note
  payable of $200,000                                                                     10,000

Loss for the period                                      (37,020)           (37,020)

                                                   ---------------------------------------------
Balance 12-31-02                                         (37,020)             --         (27,020)

February 17, 2003
  Common stock issued in connection with
  acquisition of Dominion Wines Int'l

February 20, 2003
Common stock issued as compensation                                                        22,800

May 15, 2003
  100,000 warrants issued in connection with
  note payable of $100,000                                                                 41,217

May 15, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,603

May 27, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,576

July 1, 2003
  Common stock issued as compensation                                                   2,347,662

July 7, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,304

July 22, 2003
  Payment of subscription receivable                                                        1,252

July 28, 2003
  Common stock issued for cash                                                             25,000

July 28, 2003
  75,000 warrants issued  in connection with
  note payable of $250,000                                                                 46,744

August 1, 2003
  Common stock issued in connection with Tech-Net
  recapitalization                                                                           --





                      See notes to the financial statements



                 KNIGHTSBRIDGE FINE WINE, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                                    AUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                Prepaid         Additional
                                                        Common Stock            Subscriptions    Stock          Paid in
                                                   ----------------------
                                                      Number     Value          Receivable      Compensation    Capital
------------------------------------------------------------------------------------------------------------------------------


August 6, 2003
  Common stock issued to company founder              900,000        900            (900)

August 6, 2003
  Common stock issued as compensation                 130,000        130                           (14,400)      14,270

August 8, 2003
  900,000 shares of stock issued to company founder   900,000        900            (900)

August 28, 2003
  50,000 warrants issued  in connection with
  note payable of $50,000                                                                                        30,281
  Beneficial conversion feature on notes payable                                                                 19,719

September 9, 2003
  25,000 warrants issued in connection with note
  payable of $25,000                                                                                             15,964
  Beneficial conversion feature on notes payable                                                                  9,036

September 23, 2003
  25,000 warrants issued in connection with
  note payable of $25,000                                                                                        16,130
  Beneficial conversion feature on notes payable                                                                  9,251

October 16, 2003
  416,667 warrants issued in connection with
  notes payable of $1,500,000                                                                                   374,443
  Beneficial conversion feature on notes payable                                                              1,125,557
  25,000 warrants issued as financing cost                                                                       84,000

November 4, 2003
  Common stock issued as compensation                 325,000            325                   (617,500)        617,175

November 6, 2003
  Common stock issued to acquire subsidiary         1,000,000          1,000                                  1,899,000

November 24, 2003
  100,000 warrants issued as consultant
  compensation                                                                                                  175,000

December 11, 2003
  Common stock issued as compensation                 250,000            250                   (425,000)        424,750

December 22, 2003
  1,111,111 warrants issued in connection with
  notes payable of $2,000,000                                                                                   711,927
  Beneficial conversion feature on notes payable                                                                867,482
  60,000 warrants issued as financing cost                                                                      122,400

Amortization of prepaid stock compensation                                                      428,200

Net loss

Foreign currency translation adjustment
                                                  ----------------------------------------------------------------------------
Balance 12-31-03                                   31,638,250    $    31,638    $ (21,566)   $ (928,325)    $ 9,351,302
                                                  ============================================================================






                                                          Deficit               Accumulated
                                                         Accumulated           Foreign Exchange
                                                         During Development    Translation
                                                          Stage                Adjustments       Total
                                                      ------------------------------------------------

August 6, 2003
  Common stock issued to company founder                                                           --

August 6, 2003
  Common stock issued as compensation                                                              --

August 8, 2003
  900,000 shares of stock issued to company founder                                                --

August 28, 2003
  50,000 warrants issued  in connection with
  note payable of $50,000                                                                      30,281
  Beneficial conversion feature on notes payable                                               19,719

September 9, 2003
  25,000 warrants issued in connection with note
  payable of $25,000                                                                           15,964
  Beneficial conversion feature on notes payable                                                9,036

September 23, 2003
  25,000 warrants issued in connection with
  note payable of $25,000                                                                      16,130
  Beneficial conversion feature on notes payable                                                9,251

October 16, 2003
  416,667 warrants issued in connection with
  notes payable of $1,500,000                                                                 374,443
  Beneficial conversion feature on notes payable                                            1,125,557
  25,000 warrants issued as financing cost                                                     84,000

November 4, 2003
  Common stock issued as compensation                                                          --

November 6, 2003
  Common stock issued to acquire subsidiary                                                 1,900,000

November 24, 2003
  100,000 warrants issued as consultant
  compensation                                                                                175,000

December 11, 2003
  Common stock issued as compensation                                                            --

December 22, 2003
  1,111,111 warrants issued in connection with
  notes payable of $2,000,000                                                                 711,927
  Beneficial conversion feature on notes payable                                              867,482
  60,000 warrants issued as financing cost                                                    122,400

Amortization of prepaid stock compensation                                                    428,200

Net loss                                                (5,123,324)                        (5,123,324)

Foreign currency translation adjustment                                     (102,838)        (102,838)
                                                      -----------------------------------------------
Balance 12-31-03                                      $ (5,160,344)       $ (102,838)     $ 3,169,867
                                                      ===============================================

                      See notes to the financial statements




                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (AUDITED)
                      CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                        YEAR           FOR PERIOD             FOR PERIOD
                                                       ENDED         OCTOBER 8, 2002       OCTOBER 8, 2002
                                                    DECEMBER 31,   (INCEPTION) THROUGH    (INCEPTION) THROUGH
                                                        2003        DECEMBER 31, 2002     DECEMBER 31, 2003
                                                   ------------------------------------------------------------

Cash flows from operating activities:

           Net loss                                  $ (5,123,324)            $ (37,020)          $ (5,160,344)

       Adjustment to reconcile net loss to
       net cash used in operating activities:
           Depreciation and amortization-property
            and equipment                                  30,746                                       30,746
           Amortization of deferred financing costs        11,285                                       11,285
           Amortization of debt discount                  241,633                   833                242,466
           Amortization of beneficial conversion feature  123,300                                      123,300
           Amortization of put liability                   73,792                                       73,792
           Repayment of notes payable representing
            amortized discount                           (119,696)                                    (119,696)
           Stock compensation                           2,973,662                                    2,973,662
           Minority interest in loss                      (13,750)                                     (13,750)

           Changes in current assets and liabilities:
           Accounts receivable                            (10,789)                                     (10,789)
           Inventories                                   (440,367)                                    (440,367)
           Prepaids                                        14,843               (68,965)               (54,122)
           Accounts Payable                               579,736                20,152                599,888
           Accrued expenses                               347,989                                      347,989
           Other                                              153                     -                    153
                                                   ------------------------------------------------------------

Net cash used in operating activities                  (1,310,787)              (85,000)            (1,395,787)
                                                   ------------------------------------------------------------


Cash flows from investing activities:

           Acquisition of property and equipment         (441,974)                                    (441,974)
           Notes receivable                              (226,706)                                    (226,706)
           Deposits                                      (217,500)                                    (217,500)
           Other assets                                   (90,800)                    -                (90,800)
                                                   ------------------------------------------------------------

Net Cash used in investing activities                    (976,980)                    -               (976,980)
                                                   ------------------------------------------------------------

Cash flows from Financing activites:

           Issuance of common stock                        37,343                                       37,343
           Proceeds from notes payable                  2,781,810               190,000              2,971,810
           Proceeds from issuance of warrants           1,268,190                10,000              1,278,190
           Repayment of note payable not representing
             unamortized                                 (269,116)                                    (269,116)
           Deferred Financing costs                      (320,000)                                    (320,000)
                                                   ------------------------------------------------------------

Net Cash provided by financing activities               3,498,227               200,000              3,698,227
                                                   ------------------------------------------------------------


Foreign Currency Translation effect                           (87)                    -                    (87)
                                                   ------------------------------------------------------------



Net increase in cash                                    1,210,373               115,000              1,325,373

Cash, beginning of period                                 115,000                     -                      -
                                                   ------------------------------------------------------------


Cash, end of period                                $    1,325,373             $ 115,000           $  1,325,373
                                                   --------------             -----------         -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest             $      128,273             $       -           $    128,273









                       See notes to financial statements

                         Knightsbridge Fine Wines, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                    (Audited)


1.       BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         Knightsbridge Fine Wines, Inc. ("Knightsbridge") was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. Knightsbridge believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to economically and strategically consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. Knightsbridge further believed that by adopting and applying consumer beverage marketing principles within the wine industry it could further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for Knightsbridge.


         On August 1, 2003, Knightsbridge completed a share exchange with Tech Net Communications, Inc. (the "Company"). Knightsbridge's shareholders sold all of their shares in exchange for 82.89% of the number of outstanding shares of common stock of the Company on a fully diluted basis, a total of 24,805,000 shares. For each two shares of Knightsbridge, the shareholders received one share of the Company. The Company's name was subsequently changed to Knightsbridge Fine Wines, Inc. on August 13, 2003. Also on August 13, 2003, the Company affected a two for one forward stock split so that Knightsbridge's shareholders received their original number of shares. Although the Company is the legal parent company, the share exchange has been treated as a recapitalization of Knightsbridge. Knightsbridge is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Knightsbridge had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock. In addition, the transaction results in severe limitations being in place on the use of the Company's net operating loss carryovers.

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

         On November 6, 2003 the Company acquired Bodegas y Venedos Anguinan S.A. through the Company's wholly-owned subsidiary, KFWBA Acquisition Corp, ("KFWBA") a Nevada Corporation. The purchase price consisted of a combination of U.S. $357,407 (including $157,407 of transaction costs) and one million shares of the Company's restricted common stock, and a Put liability (defined below) of $1,461,033. The shares issued to the former shareholders of Bodegas are subject to a put option agreement, whereby KFWBA agreed to purchase the shares in accordance with a schedule over the next 4 years, at a price per share of $2.50. The Company has guaranteed KFWBA's performance of the puts. Additionally, should KFWBA default on its obligations and the Company default on its guarantee, the shares of Bodegas would revert to the former shareholders of Bodegas.

         During 2003, the majority of the Company's revenue was earned from commissions or sales of product from two wineries. The EOS Winery, with whom the Company terminated its sales and marketing agreement in November, 2003 (see Note
12) accounted for approximately 78% of total revenue and Kirkland Ranch Winery (see Notes 12 and 14) accounted for approximately 10% of total revenue.


2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. At December 31, 2003 the Company had on deposit with one U.S. bank approximately $1,200,000 in excess of federal deposit insurance coverage. Cash as of December 31, 2003 was $1,324,754.

Accounts Receivable

         As of December 31, 2003, nearly all of the Company's accounts receivable is due from a Kirkland Ranch Winery (Note 14) for which the Company has a sales and marketing agreement.

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

         Bulk wine and case goods are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

         The Company has also initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods. The Company has adopted the FIFO ("first in first out") method of accounting for this inventory.

         At December 31, 2003, Inventory consisted of the following

                  Wine making and packaging materials    $ 110,522
                  Grapes in process                         48,541
                  Finished goods                           671,404
                                                           -------

                  Total                                  $ 830,467
                                                           =======

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

                                                      Years
                                                      -----
         Land Improvements                            25
         Vineyards                                    25
         Buildings                                    40
         Cooperage                                    40
         Equipment                                     7

         Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of improvements is capitalized. Gains or losses on the disposition of assets are included in income. Amortization of assets held under capital leases is included in depreciation expense.

Deferred Financing Costs

         Costs incurred in connection with the issuance of debt are deferred and amortized on the interest rate method over the term of the related debt. Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt, put option liability and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of December 31, 2003 due to their short-term nature or their recent creation. Notes payable and long-term debt are carried on the balance sheet as $972,310. Their fair value, if all convertible debt were valued based upon the number of shares that would be received in conversion at December 31, 2003 multiplied by the $2.05 closing price on the Over-the-Counter Bulletin Board, would be approximately $4,431,000.

Foreign Currency Translation

         The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Revenue Recognition

         Commission revenue is recognized when product is shipped FOB winery and sales are recognized when product is shipped FOB winery.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

Stock-based Compensation

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123
"Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.

Basic and Diluted Net Loss per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods presented, diluted loss per share equaled the basic loss per share as all convertible instruments were anti-dilutive. The 1,000,000 shares that are subject to the put option liability were not included in shares outstanding for the earnings per share computation.

New accounting pronouncements

         In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SEAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

         In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any material investments in variable interest entities; therefore, the adoption of this interpretation currently will have no impact on our consolidated financial position or results of operations.

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

         Pursuant to SFAS No. 148, the Company has elected to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under such a plan since the Company at this time does not have an option plan in place.

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

         In 2003,  the  FASB  issued  SFAS  No.  150,  "Accounting  for  Certain
Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company believes that SFAS 150 requires that the put options granted as part of the consideration in the Bodegas acquisition be recorded as a liability. The Company has made no determination as to what the accounting treatment would have been under the pre SFAS 150 accounting standards.

3.    PROPERTY AND EQUIPMENT

             Land                                                  $   158,261

             Cultivated land                                           816,293

             Buildings, improvements and equipment                   2,417,259
                                                                     ---------
                                                                     3,391,813
             Less:  accumulated depreciation and  amortization          30,746
                                                                     ---------
                                                                   $ 3,361,067

      Depreciation expense was $30,746 for the year ended December 31, 2003, none for 2002.

4.       LOANS RECEIVABLE

         Pursuant to the initial capitalization and founding of the Company, the founding shareholders owe to the Company the par value associated with the initial stock issuance. These amounts are reported as a contra-account in shareholders' equity labeled "subscriptions receivable". Pursuant to a purchase agreement, the Company has advanced a loan for $213,369 plus interest at 10% to Kirkland Ranch Winery (Note 14). The Company is currently has a marketing agreement in place with the winery and negotiating a potential purchase Kirkland Ranch Winery.

5.       SHORT-TERM NOTES PAYABLE

         Short-term notes payable consist of eight notes issued from December 2002 to September 2003 at a total face-value amount of $725,000. The original terms ranged from 90 days to 180 days. Interest ranged from 8% to 12% if paid on time and rose to 19% thereafter. During 2003, $350,000 of principal (representing five of the notes) was repaid. The remaining notes shown on the December 31, 2003 balance sheet at their $375,000 face value are convertible into approximately 211,112 shares at prices ranging from $1.50 to $2.00 per share. The notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

In conjunction with the issuance of the notes, the lenders were given 450,000 warrants, each warrant giving the holder the right, at any time during a five year period from the date of issuance, to purchase one share of the Company's common stock at prices varying from $1.50 to $2.70 per share. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $181,820 of the $525,000 proceeds received in 2003, and $10,000 of the $200,000 proceeds received in 2002 to the warrants which was recorded as deferred interest and presented as a discount on the notes payable. The $191,820 was entirely amortized as interest expense during 2003.

Also, on the dates of the issuance of several of the notes payable, Company's common stock had a closing price per share on the Over-the Counter Bulletin Board that, based on the terms of the conversion associated with the notes, created an intrinsic value associated with the beneficial conversion feature estimated at $52,021, which was recorded as deferred interest and presented as a discount on the notes payable. The $52,021 was entirely amortized as interest expense during 2003. The effective interest rate through December 31, 2003 on net principal recorded after discounts was approximately 74.4%.

6.       LONG-TERM NOTES PAYABLE

     On October 16, 2003, the Company issued a note in the amount of $1,500,000. The note accrues interest at 7.5% annually with interest payable quarterly and the entire principal balance due in October 2006. The outstanding principal on the note is convertible at any time into shares of the Company's common stock at $1.80 per share. As part of the note, the Company issued detachable warrants to purchase 416,667 shares of the Company's common stock for $2.40 per share, exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $374,564 of the proceeds from the debenture to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization which is being recorded as interest expense to be taken over the three-year term of the note on the interest rate method. On the date of the issuance of the note, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $3.45. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the beneficial conversion feature estimated at $1,125,557, the entire proceeds of the note after allocation to the warrants issued, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the note. At December 31, 2003, the $1,500,000 face value note was shown as $121,161 on the balance sheet which was net of unamortized discounts. Based on the $121,161 carrying value at December 31, 2003 and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate on the note is approximately 123.5%.

On December 22, 2003, the Company issued a note in the amount of $2,000,000. The note accrues interest at 7.5% annually with interest payable quarterly and the entire principal balance due in December 2006. The outstanding principal on the note is convertible at any time into shares of the Company's common stock at $1.80 per share. As part of the note, the Company issued detachable warrants to purchase 1,111,111 shares of the Company's common stock for $0.70 per share exercisable, at any time over a three year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $711,927 of the proceeds from the note to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization which is being recorded as interest expense to be taken over the three-year term of the note on the interest rate method. On the date of the issuance of the note, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $2.04. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the beneficial conversion feature estimated at $867,482 which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the note. At December 31, 2003, the $2,000,000 face value note was shown as $435,370 on the balance sheet which was net of unamortized discounts. Based on the $435,370 carrying value at December 31, 2003 and the future contractual cash payments under the debt, if not converted,  the prospective effective interest rate on the note is approximately
69.7%.

The remaining  $40,779  long-term  debt  (including  the  short-term  portion of
$13,489) consist of the amounts due to an Argentine financial  institution.  The balance due is  denominated  in US dollars.  Subsequent  to the  December,  2001 devaluation,  the debtors are  permitted  under  Argentine  law to pay US dollar obligations  at a regulated  ("CER")  rate rather than a market  exchange  rate.
Management's position is that it has the right to pay this debt at the CER rate.
The financial statements reflect this position. The creditor may, however, claim that this particular obligation is not covered by the relevant Argentine law and that the Company is obligated to pay in US dollars at the market  exchange rate.
Were the creditor to make this claim and succeed in  establishing  it the amount due would exceed the amount shown on the balance sheet by approximately $75,000.
Approximately  $13,489  is due in each of 2004,  2005 and 2006.  The note  bears interest  at a  variable  rate  based  on that  used by an  Argentine  financial institution for its U.S. dollar  activities.  At December 31, 2003, the rate was
6.67%.

The maturities of the amounts recorded on the balance sheet as long-term debt and as put option liability are as follows:

2004                          $   181,375
2005                               463,776
2006                               921,618
2007                               393,731
2008                               171,673
                                ----------

Total                         $  2,132,133
                                ==========

7.       INCOME TAXES

         The provision for taxes consisted of the following:

                                                               2003             2002
                                                          ------------------------------

         Loss before income taxe                          $ (5,123,000)    $    (37,000)
                                                          =============    =============

     Current                                                      -                -
     Deferred                                                     -                -
                                                          ------------------------------

           Total provision                                        -                -
                                                          ==============================


                                                              2003              2002
                                                          ------------------------------

         Federal income taxes at statutory rate           $ (1,793,000)    $    (13,100)
         State income taxes                                   (256,000)          (1,900)
                                                               -------            -----








         Increase in taxes resulting from:
           Benefit of U.S. tax loss not recognized           1,809,000           15,000
           Benefit of temporary difference from stock
           compensation not recognized                         121,000             -
           Interest expense arising from beneficial
           conversion features not deductible                   79,000             -
           Other, net                                           40,000             -
                                                          ------------------------------
         Provision for income taxes                               -                -
                                                          ==============================

         The primary components of deferred income tax assets and liabilities are as follows:

                                                              2003                2002
                                                              ----                ----
         Deferred income tax assets:
           Loss and credit carryforwards                  $  1,824,000     $     15,000
           Benefit of temporary difference from stock
           compensation not recognized                         121,000             -

         Other                                                       0             -
                                                          ------------------------------
                                                             1,945,000           15,000
         Less Valuation allowance                            1,945,000           15,000
                                                          ------------------------------
                                                                  -                -
                                                          ==============================

         The valuation allowance increased by $1,930,000 in 2003, by $15,000 in the period October 8, 2002 (inception) through December 31, 2002 and $1,945,000 in the period October 8, 2002 (inception) through December 31, 2003.

         Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Management believes that, more likely than not, deferred tax assets will not be fully realized in the future and have therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable. Despite the current estimate, it is possible that some of the deferred tax assets will be realized in the future. Should this happen, the valuation allowance will be reduced.

        At December 31, 2003, the Company had tax operating loss carryforwards for U.S. federal tax purposes approximating $4,523,000 expiring in years 2022 and 2023. These do not include Tech-Net's carryovers as of the August 1, 2003 merger/recapitalization which are subject to severe limitations. These Tech-Net carryovers were also not taken into consideration in calculating the deferred tax assets disclosed above.

8.       INTEREST INCOME (EXPENSE), NET

         In conjunction with a loan receivable the Company had interest income for the year ended December 31, 2003, of 12,378.

         The table below outlines the interest expense for the year ended December 31, 2003

         Notes Payable - $725,000
              Amortization of discount on notes payable            $ 190,987
              Contractual interest                                    76,156
              Beneficial conversion features                          38,006

         Notes Payable - $3,500,000
              Contractual interest and discount on notes payable      50,646
              Beneficial conversion features                          85,294

         Amortization of discount relating to put option liability    73,792

         Other                                                         6,674
                                                                     -------
                  Total                                            $ 521,555


9.       STOCK-COMPENSATION EXPENSE

         In July 2003, Knightsbridge issued 3,313,250 shares of stock to various parties, who had or would provide services to Knightsbridge, through a stock subscription agreement for $0.001 per share. Subsequently in August 2003, Knightsbridge was acquired by the Company pursuant to a share exchange. As a result of the share exchange between the parties, Knightsbridge used the difference between the average first day trading price split adjusted and the issuance price of the stock issued by Knightsbridge in the stock subscription agreement as the estimate of the value given. In addition, as disclosed in Note 12, Paul Gardner received 986,700 shares. Also, in the fourth quarter of 2003 Company directors received 575,000 unvested shares and in the third quarter, consultants received 60,000 shares and 100,000 warrants. These shares and warrants were valued were based on the quoted marketprice of the shares on the grant dates. The consultant shares are earned on a monthly basis. These transactions resulted in the recording of additional stock compensation expense of $2,973,662 on the statement of operations and prepaid stock compensation expense in stockholders' equity at December 31, 2003 totaling $928,325.


10.      BUSINESS COMBINATIONS

         On February 17, 2003, Knightsbridge purchased a 56% share position in Dominion Wines International (Dominion), an Australian wine distributor, for $17,501. This acquisition was financed by the issuance of 1,000,000 shares of Knightsbridge, valued at $17,501 and Knightsbridge recorded $13,750 Minority Interest. This transaction is part of the company's strategy to build a diversified wine company. The result of operations of Dominion is included in the consolidated statement of operations from the date of acquisition. As this is a small company with very few assets, the value assigned to assets acquired is Dominion's book value, since it is estimated that this approximates fair value.

         On November 6, 2003, the company's wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (KFWBA) acquired 100% of Bodegas y Venedos Anguinan S.A. (Bodegas). The purchase price consisted of a combination of $357,407 (USD) (including $157,407 of transaction costs, one million shares of the company's restricted common stock valued at $1,900,000 (USD), and a put option liability (defined below) of $1,461,033 for a total of $3,718,440. The purchase price was paid to the former shareholders' of Bodegas Anguinan Winery.

         Pursuant to the Agreement, KFWBA entered into Put Options Agreements with the former shareholders of Bodegas (hereinafter the "Puts"), which provides that those former shareholders can compel KFWBA to purchase a specific portion of the Company's shares delivered as a part of the purchase price according to a schedule attached to each of the Puts. The Company has provided its Guarantee to each of such former shareholders of the performance of KFWBA under the Puts. The
Company's shares subject to the Puts are required to be purchased by KFWBA, if exercised, at $2.50 per share. The effective interest rate under the Puts, based on the liability recorded on the transaction date and the timing of the earliest exercise of the full $2,500,000 obligation, is approximately 21.7%. In order to secure the performance of KFWBA under the Puts (and of the Company, under its guarantee of KFWBA's performance under the Puts), the shares of Bodegas Anguinan
Estate Winery  acquired in this  transaction are subject to the terms of a Stock
Pledge Agreement.

         During the term of the Pledge Agreement Bodegas Anguinan Estate Winery, among other things, cannot issue additional shares, amend its charter or by-laws in a way that might affect the security under the Pledge Agreement, is subject to limits on the sale, financing, liening or mortgaging of assets of Bodegas
Anguinan Estate Winery at the time of the acquisition.

         Bodegas Anguinan Estate Winery encompasses approximately 900 acres in the Andes Mountains of Argentina. An independent appraisal of Bodegas estimates the value of net assets acquired to exceed the $3,718,440 purchase price. The result of operations of Bodegas is included in the consolidated statement of operations from the date of acquisition. The acquisition of Bodegas Anguinan
Estate Winery is part of Knightsbridge's strategy to build a diversified international wine company.

         The allocation of the acquisition costs of the acquired subsidiaries follow:

                                                 Bodegas y Venedos  Dominion Wines
                                                    Anguinan         International
                                                 November 6, 2003   February 17, 2003


         Accounts receivable                     $     37,583       $     26,688
         Inventory                                    400,999
         Other current assets                          20,709              4,418
                                                       ------              -----

         Total current assets                         459,291             31,106

         Property, plant and equipment              3,401,828               -
         Other assets                                   3,570               -
                                                 ------------       ------------
         Total assets                               3,864,689             31,106

         Liabilities assumed                         (146,249)              -
                                                 ------------       ------------

         Total allocation of acquisition cost    $  3,718,440       $     31,106
                                                 ============       ============

         The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2002. The pro forma information includes primarily adjustments for the depreciation of the tangible property aquired. The pro forma information is not necessarily indicative of the results of the operations as it would have been had the transactions been effected on the assumed date.



                                         2003 Pro Forma      2002 Pro Forma
                                         --------------      --------------

Net sales                                     $ 850,677            $358,196

Net loss                                   $ (5,400,317)         $ (522,319)

Basic and diluted loss per common share          ($0.22)             ($0.10)


11.      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         Purchase of assets in subsidiaries in exchange for:

                Stock                                       $1,917,501

                Put Option Liability                         1,461,033
                                                            ----------

                                                            $3,378,534
                                                            ==========

         Stock Issued for Prepaid Compensation              $  928,325
                                                            ==========
         Warrants issued as deferred financing costs        $  206,400
                                                            ==========

12.      COMMITMENTS AND CONTINGENCIES

Corporate Offices

        For the fiscal year ended December 31, 2003, the U.S. corporate office was located at 65 Shrewsbury Road, Livingston, NJ 07039. This space was provided on a rent free basis by our majority shareholder. As a result, the Company did not recognize rental expense in the fiscal year.

         Commencing April 21, 2004, the principal corporate office is located at One Kirkland Ranch Road, Napa, California 94558. The property is owned by the Joint Venture Subsidiary. Since relocation, our office in Livingston, NJ is the Company's satellite U.S. office.

         The Australian office is located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193. There is currently no rent for the space.

Employment Agreements

         On February 20, 2003, Knightsbridge entered into an employment agreement with Mr. Paul Gardner as an executive of Knightsbridge effective March 1, 2003. Mr. Gardner will serve at the pleasure of the Board of Director's. Mr. Gardner's compensation will be $125,000 (Australian Dollars) (US $166,200 at December 31, 2003) per annum along with other similar employee benefits as offered to employees of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge valued at US $22,800.

         On June 1, 2003 Knightsbridge entered into an employment agreement with Mr. Joe Carr as an executive of Knightsbridge effective June 1, 2003. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation will be US $125,000 per annum along with other similar employee benefits as offered to employees of the Company.

Sales and Marketing Agreements

         On July 1, 2003, Knightsbridge entered into a sales and marketing agreement with EOS Winery. This agreement was terminated effective November 30, 2003.

         On August 1, 2003, the Company entered into a sales and marketing agreement with Kirkland Ranch Winery.

Licensing Agreements

         During the third quarter of 2003, the Company entered into two licensing agreements with noted artists in its effort to launch an Artist series brand to be built around leading artists around the world.

Litigation

On April 14, 2004, a complaint was filed by California Wine Company ("Stonegate"), as plaintiff, against the Company in Napa County Superior Court of the State of California. The compliant alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff seeks damage in excess of $2.5 million. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. The Company believes it has good and meritorious defenses and counterclaims in the action and intends to vigorously contest the litigation. It is, however, reasonably possible that an unfavorable outcome will occur.

13.      WARRANTS

         Warrants outstanding consist of the following:

         Transaction                    No. of Warrants  Exercise Price  Term
         -----------                    ---------------  --------------  ----
         Consultants and issuance
           of short-term debt             550,000        $1.50-$2.70     5 Years
         Issuance of long-term debt     1,612,778         $0.70-$1.80    3 Years

14.      RECENT DEVELOPMENTS

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the "Joint Venture Subsidiary") pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), the Joint Venture Subsidiary, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares ("Initial Shares") of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the "Valuation Date"), if the Initial Shares have a Market Value less than the amount of ten million dollars ($10,000,000), Knightsbridge shall, as an additional capital contribution, issue to the Kirkland Ranch, in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the Initial Shares, equals the sum of ten million dollars ($10,000,000). As part of the financing for the joint venture transaction, the Company provided loans to the Joint Venture Subsidiary in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of the Joint Venture Subsidiary. The Company obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing financing partner.

On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in the Joint Venture Subsidiary, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to the Joint Venture Subsidiary. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of

$0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company.

         It is anticipated that for financial reporting purposes the entire $2,000,000 gross proceeds from the new financing will either be allocated to the warrants issued in connection with the note or to the beneficial conversion feature inherent in the note. Asd a result, a $2,000,000 debt discount will be created which will eventually be amortized as a charge against income.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company ("Travelers"), pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "Travelers Note") issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note is secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by the Joint Venture Subsidiary.

         Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture Subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. The Joint Venture Subsidiary has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with the Joint Venture Subsidiary to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, the Joint Venture Subsidiary will serve as the exclusive bottler of the Company's products in California.

         In connection with the operations of the Joint Venture Subsidiary and subject to the occurrence of certain events, the Company shall make additional cash capital contributions in accordance with the budget to the Joint Venture Subsidiary for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk of forfeiture of its membership interest.

15.      GOING CONCERN

         As of December 31, 2003, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

The Financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund the Company's operations as it expands. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

16.    SEGMENT REPORTING

        At December 31, 2003, the Company had two reportable segments located in the United States and Argentina. Approximately 57% of the assets were located in Argentina but approximately 1% of the net loss and 5% of sales were from Argentina. Since the Argentine segment was owned by the Company for less than two months during the year ended December 31, 2003, any additional disclosure would not be significant.

17.    FOREIGN OPERATIONS

       The Company's share of the net assets held outside of the United States totaled approximately $3,646,000 at December 31, 2003.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Pursuant to the Share Exchange Agreement between the Company and Knightsbridge, Morgan & Company (the "Former Accountant") resigned as principal accountants for the Company and Marks Paneth & Shron LLP the principal accountants of Knightsbridge, were appointed as our principal accountants effective August 1, 2003.

         With regard to Morgan & Company's reports on the Company's consolidated financial statements for the years ending March 31, 2002 and March 1, 2003 respectively, neither of those reports contained an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the past two fiscal years and in the period before Morgan & Company's resignation effective August 1, 2003 there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Morgan and Company would have caused them to make reference thereto in their report on the financial statements for such periods.

         We have had no disagreements with Marks Paneth & Shron, LLP on any matter of accounting practices or principles, financial statement disclosure, or auditing scope or procedure.

         The change of accountants was approved by the Company's Board of Directors and we furnished the resigning firm with the Form 8-K disclosing the change and such firm to confirm that they agreed with the above statements. Their letter indicating their agreement was filed as an amendment to the Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2003, our chief executive officer and the principal financial officer, based on their evaluation of our disclosure controls and procedures, concluded that such controls and procedures were sufficient to ensure that information required to be disclosed in the Form 10-KSB was disclosed on a timely basis. Subsequent changes, however, rendered the controls and procedures not sufficient to enable timely disclosure. As a result the Company implementd new procedures and controls and added additional personnel to ensure compliance with the Securities Exchange Act of 1934. The chief executive officer and principal financial officer conclude that the Company's controls and procedures are currently effective. This conclusion notwithstanding, it is possible that the delays in providing timely disclosure in the Form 10-KSB, resulting from the now corrected control deficiencies, could interfere with the timely filing for Form 10-QSB for the quarter ended March 31, 2004.

(b) Changes in internal controls

         During the last fiscal quarter for the fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.


                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2003. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. We did not hold an annual meeting in 2003. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                    AGE        POSITION
----                    ---        --------
Joel Shapiro             32   Chairman, President, CEO, Interim CFO and Director
Anthony J. A. Bryan      80   Director
Phillip E. Pearce        74   Director
Paul Gardner             49   Chief Marketing Officer
Charles D. Marin         39   Controller
Joseph Carr              43   Executive Vice President of Sales

         JOEL SHAPIRO, CHAIRMAN OF THE BOARD, PRESIDENT, CEO, INTERIM CFO. Joel ("Jake") Shapiro is CEO, President and Chairman of the Company, and has served on the Board since August 1, 2003. He has reviewed or visited almost 100 wineries in 4 continents in his quest to build the world's best wine company. He is charged with developing, sourcing and negotiating our acquisitions and strategic partnerships. He also guides corporate strategy, ensuring that we stay on-track to meet our long-term goals. Prior to joining Knightsbridge, Mr. Shapiro was President of JS Capital LLC, an east coast based finance boutique specializing in mergers & acquisitions, and public corporate finance. Since its founding, JS Capital has been engaged with and financed a variety on industry non-specific companies including software production firms in Pakistan, fiber optic systems in Mexico, and five star European hotel owners and operators. JS Capital has built a strong presence in both apparel and mass media sectors, and maintains a number of Hollywood celebrity clients. Mr. Shapiro began his finance career in 1992 working in the back offices of the investment-banking firm of M.H. Meyerson & Company. While attending night school at the Rutgers University Graduate School of Business for his MBA, Mr. Shapiro quickly rose up the ranks from working in the operations division of M.H. Meyerson to becoming one of the youngest Senior Traders, where he executed institutional orders on behalf of Wall Street's biggest firms, including Goldman Sachs, Merrill Lynch, and Credit Suisse First Boston. Mr. Shapiro attended Rutgers University, where he completed his studies in three years and received departmental and collegiate honors. As an undergraduate, Mr. Shapiro also attended the National University of Singapore, and through a joint venture program with Columbia University, the Shanghai Teachers College in China.

         ANTHONY J.A. BRYAN, DIRECTOR. Anthony J. A. Bryan is a Director of the Company and has served in this capacity since November 4, 2003. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. Mr. Bryan has served on the Board of Directors of Federal Express (1987-96), Chrysler Corporation (1975-91), PNC Financial Corp (1978-89), ITT Corporation, Koppers Corporation, Hamilton Oil Corporation, First City National Bank of Houston, Imetal, and Hospital Corporation International. Mr. Bryan received his Master Degree in Business Administration from the Harvard Business School.

         PHILLIP E. PEARCE, DIRECTOR. Phillip E. Pearce is a Director of the Company and has served in this capacity since December 11, 2003. Mr. Pearce is an independent business consultant with Phil E. Pearce & Associates, and a member of the Board of Directors for a number of domestic and internationally headquartered companies. Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce has been a featured speaker to the European Economic Committee in Belgium representing the United States on a symposium on public disclosures. Mr. Pearce is a graduate of the University of South Carolina and the Wharton School of Investment Banking at the University of Pennsylvania.

         PAUL GARDNER, CHIEF MARKETING OFFICER. Paul Gardner is the Company's Chief Marketing Officer and CEO of Dominion Wines International. Mr. Gardner has almost thirty years of experience in the beverage industry including the last thirteen years in the wine industry overseeing the development and growth of international marketing and sales programs. Prior to joining Knightsbridge, Mr. Gardner founded Dominion Wines International in 1999. Prior to that, working in Australia and the United States, he played a critical role in the growth and development of a wine group that eventually became Beringer Blass. As part of this process, he played a significant role bringing Australian style wines to the US market. He also started and managed Southern Cross Wine, which grew revenue to over $40 million and an EBIT of $10 million in just over 3 years. Before managing Southern Cross, he oversaw the Victorian operation of Mildara Wine from the purchase of Wolf Blass through a further number of acquisitions and brand development. Prior to entering the wine industry, Mr. Gardner worked for the Coca-Cola Company in Australia, eventually becoming the Sales and

Marketing Director with a team of 200 staff and control of a marketing budget of over $30 million. Mr. Gardner received his BS in Business Management from Monash University in Australia.

         CHARLES D. MARIN, CONTROLLER Charles Marin is the Controller for the Company. Mr. Marin is responsible for the financial operations of both the Company and Knightsbridge. He has over 14 years of accounting experience including seven years of financial management experience in the wine industry specializing in Napa Valley vineyards. Prior to joining Knightsbridge, he held management positions with Domaine Chandon, an international sparkling wine house and Roundhill Cellars, a nationally distributed wine producing company. With these companies he managed the day-to-day finance functions, international consolidations, budgeting & forecasting, contract review, and procedural development. Prior to his experience in the wine industry, Mr. Marin held positions in public accounting, construction and the service industries. Mr. Marin's financial background is enhanced by his in-depth knowledge of human resources management practices. Mr. Marin is a graduate of the University of California at Davis with an accounting accreditation from the University of Washington in Seattle.

         JOSEPH CARR, EXECUTIVE VICE PRESIDENT OF SALES. Joe Carr is our Executive Vice President of Sales. Mr. Carr has over twenty years experience in the wine industry overseeing team building within the international wine industry. Prior to joining Knightsbridge, Mr. Carr was the Vice President/Eastern Division Import Manager for Beringer Blass Wines. In this position, Joe surpassed all shipment and depletion goals while outperforming national Australian category trends over 38%. Mr. Carr also launched the brand Rothbury Estates, which surpassed all national goals and marketing plans. Prior to that, Mr. Carr was President of Mildara Blass Wines for North America. He lead the integration team of Beringer and Mildara Blass Wines and was responsible for international operations budgets, including Sales and Marketing Operations, and International Finance in excess of 11 million US$. He managed the executive staff including VP Marketing, VP Finance, and National Sales Manager. Joe built a team that consisted of 23 Regional Division Managers and 18 Regional Brokers. Previously he was Eastern Regional Manager for Paterno
Imports, whose international portfolio of products comes from all major wine producing countries. Mr. Carr graduated from the State University of New York at Geneseo in 1982 with a degree in Business Communications/Fine Arts.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         The Company has an Audit Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Mr. Anthony J.
A. Bryan and Mr. Phillip E. Pearce. The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to the Company's:

o Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;
o        System of internal controls;
o        Financial accounting principles and policies;
o        Internal and external audit processes; and
o        Regulatory compliance programs.

         The committee meets periodically with management to consider the adequacy of the Company's internal controls and financial reporting process. It also discusses these matters with the Company's independent auditors and with appropriate financial personnel employed by the Company. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.

         The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

AUDIT COMMITTEE FINANCIAL EXPERT.

         None of the current members of the Company's Audit Committee have been designated by the Board of Directors to be a "financial expert," as such term is defined under rules and regulations promulgated by the Securities and Exchange Commission. The Board of Directors is currently evaluating candidates to potentially designate as its "financial expert." The Board of Directors believes that the members comprising the Audit Committee, all of whom have had distinguished careers within prominent and sophisticated business or regulatory institutions, have the requisite expertise and abilities to fulfill their responsibilities on the Audit Committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's capital stock to file with the SEC various reports as to ownership of such capital stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports, the Company believes that during the fiscal year 2003, all such reports were timely filed with the Commission, except that Anthony J.A. Bryan and Phillip E. Pierce each filed a late initial statement of beneficial ownership on Form 3.

CODE OF ETHICS

         The Company did not have a written code of ethics for the 2003 fiscal year. On May 2, 2004, the Company adopted a code of ethics that applies to its Chief Executive Officer, Principal Financial and Accounting Officer and Controller. A copy of the Company's code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002 and 2001 for each person who served as the Company's Chief Executive Officer ("CEO") and the other most highly compensated Executive Officers with annual compensation in excess of $100,000 for the fiscal year.



                           Summary Compensation Table


                             Long Term Compensation
        Annual Compensation                                             Awards                       Payouts
        (a)             (b)      (c)          (d)          (e)           (f)           (g)          (h)          (i)
                                                           Other                       Securities
        Name                                               Annual        Restricted    Under-                    All
        and                                                Compen-       Stock         lying        LTIP         Other
        Principal                                          sation        Award(s)      Options/     Payouts      Compen-
        Position        Year     Salary($)    Bonus($)     ($)           ($)           SARs (#)     ($)          sation
                                                                                                                 ($)

        Joel Shapiro,   2003     0            0            0             0             0            0            114,500
        Chairman,       2002     0            0            0             0             0            0            0
        President and   2001     0            0            0             0             0            0            0
        CEO

        Paul Gardner,   2003     125,000(1)   0            0             0             0            0            22,800(2)
        Chief           2002     0            0            0             0             0            0            0
        Marketing       2001     0            0            0             0             0            0            0
        Officer
        Joseph Carr,    2003     125,000(1)   0            0             0             0            0            0
        Executive       2002     0            0            0             0             0            0            0
        Vice            2001     0            0            0             0             0            0            0
        President of
        Sales
        Jayeson         2003     0            0            0             0             0            0            0
        Carmichael,     2002     0            0            0             0             0            0            0
        Former          2001     0            0            0             0             0            0            0
        President


(1) Mr. Gardner and Mr. Carr are each compensated by Knightsbridge, the Company's wholly owned subsidiary.

(2) Mr. Gardner received 986,700 shares of Knightsbridge's common stock valued at $22,800.

We did not grant any options or stock appreciation rights to the individuals named in the above table during the fiscal year ended December 31, 2003.

The individual listed in the above table did not own any options or stock appreciation rights as of December 31, 2003.

As of December 31, 2003, we did not maintain any long term incentive plans.

BOARD OF DIRECTORS

         Our directors who are employees do not receive any compensation from the Company for services rendered as directors. Outside directors receive $1,000 a month for serving on the Board of Directors, an additional $1,000 per committee meeting for service on a committee of the Board of Directors and may in the future be granted incentive-based stock compensation. Cash fees to be paid to directors have not been paid as of December 31, 2003 and are currently accruing. On November 4, 2003, Mr. Bryan received a grant of 325,000 shares of common stock of the Company. On December 11, 2003, Mr. Pearce received a grant of 250,000 shares of common stock of the Company. These shares are subject to forfeiture if their directorship is terminated before the one year anniversary of the date of issuance or if certain performance criteria, to be determined, has not been met.

EMPLOYMENT AGREEMENTS

         On February 20, 2003, Knightsbridge entered into an employment agreement with Mr. Paul Gardner as an executive of Knightsbridge effective March 1, 2003. On August 1, 2003, as a result of the share exchange, he also became the Chief Marketing Officer of the Company. Mr. Gardner will serve at the pleasure of the Board of Director's. Mr. Gardner's compensation is $125,000 (Australian Dollars) per annum along with other similar employee benefits as offered to employees of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge valued at $22,800.

         On June 1, 2003, Knightsbridge entered into an employment agreement with Mr. Joe Carr as an executive of Knightsbridge effective June 1, 2003. On August 1, 2003, as a result of the share exchange, he also became the Company's Executive Vice President of Sales. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation is $125,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Carr also received a stock grant of 350,000 shares of stock of Knigtsbridge.

STOCK OPTION PLANS

         We do not currently have any stock option or incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

         As of April 21, 2004, we had a total of 31,568,250 shares of common stock and no shares of Preferred Stock issued and outstanding, which are the only issued and outstanding voting equity securities of the Company.

         The following table sets forth, as of April 21, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock except as otherwise indicated.


               Name and Address                        Amount of Beneficial Ownership             Percentage
                                                                                                 Of Voting of
                                                                                                Securities (1)

Joel Shapiro                                           14,091,050                                   44.64%
CEO, President, Chairman
65 Shrewsbury Rd
Livingston, NJ 07039

Gryphon Master Fund, L.P                               11,111,112 (2)                               26.03%
100 Crescent Court, Suite 490
Dallas, Texas 75201

Anthony J. A. Bryan                                       325,000                                    1.03%
Director
2525 North Ocean Blvd
Gulfstream, FL 33483

Phillip E. Pearce                                         250,000                                    0.79%
Director
6624 Glenleaf Court
Charlotte, NC  28270

Paul Gardner                                            1,897,000 (3)                                6.01%
Chief Marketing Officer
13 Lileura Avenue
Beaumaris
Victoria, AU 3193

James McCubbin    (4)                                     300,000                                    0.95%
38 Maybaugh Lane
Annapolis, MD 21403

Joseph Carr                                               350,000                                    1.11%
Executive Vice President of Sales
659 Western Avenue
Albany, NY 12203

Barry Alexander                                         1,800,000                                    5.70%
33948 N. 81st Street
Scottsdale, AZ 85262

TriPoint Capital Advisors, LLC                          1,246,000                                    3.95%
400 Professional Drive, Ste 310
Gaithersburg, Maryland 20879

All directors and officers as a group                  20,659,050                                   65.44%
(8 persons)

Included in this table are persons who may not own 5% of our outstanding Voting Stock but who currently hold positions as our officers or directors.

(1) All Percentages have been rounded up to the nearest one hundredth of one percent.

(2) Includes the right, as of April 21, 2004, to convert the convertible note held by Gryphon into 3,055,556 shares of common stock and warrants to purchase 8,055,556 shares of common stock.

(3) Mr. Gardner is a one hundred (100%) percent shareholder of PLS Super Annuation Fund, which owns 1,897,000 of our voting shares.

(4) Mr. McCubbin served as Chief Financial Officer of the Company from August 1st through December 31st. Mr. McCubbin continues to serve as a consultant to the Company, but no longer acts in the capacity of Chief Financial Officer and, as such, he no longer certifies our filings with the Securities and Exchange Commission. Mr. McCubbin's compensation was less than $60,000 in 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         This information is included in Part II, Item 5 of this Annual Report on Form 10-KSB.

CHANGES IN CONTROL

         The Company is not aware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We currently sublease our U.S. satellite office located at 65 Shrewsbury Road, Livingston, NJ 07039 pursuant to a verbal lease agreement with JS Capital, LLC, a company wholly owned by Joel Shapiro. JS Capital currently does not charge the Company for this space.

         We currently sublease our Australian office located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193 pursuant to a verbal lease agreement with The PLS Super Annuation Fund, a company wholly owned by Paul Gardner. The Company is currently not charged any rent for this space.


ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number          Description

2.1 Share Exchange Agreement between Tech-Net Communications, Inc. and the shareholders of Knightsbridge Fine Wines, Inc., dated as of July 31, 2003 (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 1, 2003).

3.1      Articles   of   Incorporation   of   Tech-Net   Communications,    Inc.
         (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-90456)).

3.2      Amendment to the Articles of Incorporation of the Company.

3.3 Amended Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-90456)).

10.1 Form of Purchase Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2003).

10.2 Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2003).

10.3 Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 17, 2003).

10.4 Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 17, 2003).

10.5 Stock Purchase Agreement among Raul Granillo Ocampo, Nelida Barros Reyes and KFWBA Acquisition Corp., dated as of November 5, 2003
         (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 6, 2003).

10.6 Form of Purchase Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2003).

10.7 Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2003).

10.8 Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2003).

10.9 Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 22, 2003).

10.10 Form of Security Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 22, 2003).

10.11 Employment Agreement between Paul Gardner and the Company, dated February 20, 2003.

10.12    Employment  Agreement  between Joe Carr and the Company,  dated June 1,
         2003.

10.13 Form of Capital Stock Contribution Agreement by and among Kirkland Ranch, LLC, Kirkland Knightsbridge, LLC, Knightsbridge Fine Wines, Inc and Mr. Larry Kirkland, dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.14 Form of Guaranty issued by the Company in favor of The Travelers Insurance Company, dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.15 Form of Promissory Note issued by Larry Kirkland, Kirkland Knightsbridge, LLC and Kirkland Cattle Co. to The Travelers Insurance Company, dated April 21, 2004 (Incorporated by reference to Exhibit
         10.3 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.16 Form of Trust Deed, Security Agreement, Assignment of Rents and Fixture Filing by and among Larry Kirkland, Kirkland Knightsbridge, LLC, Kirkland Cattle Co., First American Title Insurance Company and The Travelers Insurance Company, dated April 21, 2004 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.17 Form of Securities Exchange Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.18 Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.19 Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.20 Form of Common Stock Purchase Warrant (Green Shoe Warrant) issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.21 Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 3, 2004).

10.22 Form of Amended and Restated Security Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on May 3, 2004).

14.1     Code of Ethics of the Company.

16.1 Letter from Morgan & Company regarding change in certifying accountant, dated December 1, 2003 (Incorporated by reference to Exhibit 16.1 to the Company's amendment to Current Report on Form 8-K/A filed on December 1, 2003).

21.1     List of Subsidiaries.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         1.) On August 1, 2003 the Company filed a Form 8-K under items 1, 2, 5, 6 and 7 with the security and exchange commission describing a share exchange agreement between Tech-Net Communications, Inc. and Knightsbridge Fine Wines, Inc., as amended on October 15, 2003, December 1, 2003 and March 15, 2004.

         2.) On October 16, 2003 the Company filed a Form 8-K under items 5 and 7 with the Securities and Exchange Commission describing a convertible debt financing that the Company had undertaken.

         3.) On November 10, 2003 the Company filed a Form 8-K under items 2 and 7 with the Securities and Exchange Commission describing the closing of our acquisition of Bodegas Anguinan Winery, as amended on March 12, 2004.

         4.) On December 22, 2003 the Company filed a Form 8-K under items 5 and 7 with the Securities and Exchange Commission describing a convertible debt financing that the Company had undertaken.

         5.) On May 3, 2004, the Company filed a Form 8-K under items 2, 5 and 7 with the Securities and Exchange Commission describing the closing of its purchase of the 50% membership interest in the Joint Venture Subsidiary and the senior secured convertible note financing that the Company had undertaken.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
         The aggregate fees billed for professional services rendered by Morgan & Company and Marks, Paneth, and Shron, LLP for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2002 and 2003 were $22,500 and $141,116, respectively.

(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES
         The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company's independent auditors during the fiscal year.

         No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Knightsbridge Fine Wines, Inc.

                                        By:      /s/ Joel Shapiro
                                                 -------------------------------
                                                 Joel Shapiro,
                                                 Chief Executive Officer
                                                 and Chairman

                                        Date:    May 07, 2004

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By:      /s/ Joel Shapiro
                                                  ------------------------------
                                                  Joel Shapiro,
                                                  Principal Financial and
                                                  Accounting Officer

                                        Date:     May 07, 2004

                                        By:      /s/ Anthony J.A. Bryan
                                                 -------------------------------
                                                  Anthony J.A. Bryan,
                                                  Director

                                                  Date: May 07, 2004

                                        By:     /s/  Phillip E. Pearce
                                                 -------------------------------
                                                 Phillip E. Pearce
                                                 Director

                                        Date:    May 07, 2004