Form 10QSB/A
period 2003-09-30
KNIGHTSBRIDGE FINE WINES INC
filed 2004-06-03
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD _________ TO ________


                        COMMISSION FILE NUMBER 000-50092

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS [X] YES [ ] NO
 STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 30,063,250 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2003.

                         KNIGHTSBRIDGE FINE WINES, INC.

                                      INDEX
                                                                        Page No.
Part I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as
of September 30, 2003,(unaudited) and December 31, 2002                      1

Condensed Consolidated Statements of Operations
for the three months, nine months, and since inception
ended September 30, 2003 (unaudited)                                         2

Condensed Consolidated Statements of Cash Flows
for the nine months and since inception
ended September 30, 2003 (unaudited)                                         3

Condensed Consolidated Statements of Stockholder's Equity
For the nine months and since inception ended
September 30, 2003  (unaudited)                                              4

Notes to Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    11


Item 3.  Controls and Procedures                                             16

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18
----------

CERTIFICATIONS                                                               19
--------------







PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                                    2002              2003
                                                                                                   (Restated)
                                                                                   -----------    -----------


                                     ASSETS
Current assets:
        Cash and cash equivalents                                              $   115,000    $      --
        Accounts receivable,
           net of allowance of $0 and $40,014, respectively                           --           21,692
        Prepaid expenses and other current assets                                   68,965        112,127
        Inventory                                                                     --           33,173
        Loan receivable                                                               --          205,589
                                                                               -----------    -----------
         Total current assets                                                      183,965        372,581

Property and equipment, net                                                           --            3,557
Other assets                                                                          --           48,000
                                                                               -----------    -----------
Total assets                                                                       183,965        424,138
                                                                               ===========    ===========

                       LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
         Bank overdraft                                                        $      --      $    11,623
         Accounts payable                                                           20,152        161,863
         Accrued expenses                                                             --          243,985
         Customer deposit liability                                                   --            8,318
         Notes payable                                                             190,833        643,921
                                                                               -----------    -----------
         Total current liabilities                                                 210,985      1,069,710

Minority Interest                                                                     --              152
                                                                               -----------    -----------
Total liabilities                                                                  210,985      1,069,862

Shareholders' deficit
         Common stock,  $0.001 par value, 40,000,000 shares authorized,
                17,705,050 and 30,063,250 shares issued and outstanding
                as of December 31, 2002 and September 30, 2003, respectively        17,705         30,063
          Warrants,  100,000 and 450,000  issued and  outstanding as of
           December 31, 2002 and September 30, 2003, respectively
          Subscription receivable                                                  (17,705)       (21,565)
          Prepaid stock compensation                                                  --         (310,702)
          Additional paid in capital                                                10,000      2,950,019
          Deficit accumulated during development stage                             (37,020)    (3,293,539)
                                                                               -----------    -----------
         Total shareholders' deficit                                               (27,020)      (645,724)
                                                                               -----------    -----------

Total liabilities &shareholders' deficit                                       $   183,965    $   424,138
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





                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          -------------------------------------------------
                                           THREE MONTHS      NINE MONTHS         SINCE
                                              ENDED              ENDED         INCEPTION
                                          -------------------------------------------------
                                             SEPTEMBER        SEPTEMBER        OCTOBER 8TH
                                          -------------------------------------------------
                                               2003              2003             2002
                                            (Restated)       (Restated)        (Restated)
                                          -------------------------------------------------


Revenues:
       Commissions                          $    203,671    $    203,671    $    203,671
       Product Sales                                --            50,014          50,014
                                          -------------------------------------------------

Total                                            203,671         253,685         253,685
Operating expenses:
       Cost of Sales                                --             7,624           7,624
       Sales & Marketing Expenses                441,875         441,875         441,875
       General &administrative                   267,828         515,047         550,289
       Stock compensation expense              2,350,985       2,373,785       2,373,785
                                          -------------------------------------------------

         Loss from operations                 (2,857,017)     (3,084,646)     (3,119,888)

Other income (expenses), net:
       Interest income                             5,589           5,589           5,589
       Interest expense                         (161,615)       (191,060)       (192,838)
                                          -------------------------------------------------
         Other income (expense), net            (156,026)       (185,471)       (187,249)
                                          -------------------------------------------------

Loss before minority interest                 (3,013,043)     (3,270,117)     (3,307,137)
Minority interest in consolidated loss            (5,462)        (13,598)        (13,598)
                                          -------------------------------------------------

Net loss                                    $ (3,007,581)   $ (3,256,519)   $ (3,293,539)
                                          =================================================

Basic and diluted net loss per share        $      (0.11)   $      (0.15)   $      (0.16)
                                          =================================================
Basic and diluted weighted average shares
outstanding                                   28,284,655      22,245,495      21,167,456
                                          =================================================



        The accompanying notes are an integral part of these statements.





                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              --------------------------------
                                                 NINE MONTHS  SINCE INCEPTION
                                                   ENDED
                                              --------------------------------
                                                  SEPTEMBER     OCTOBER 8TH
                                              --------------------------------
                                                     2003         2002
                                                  (Restated)   (Restated)
                                              --------------------------------



Cash flows from operating activities:
    Net Loss                                  $(3,256,519)   $(3,293,539)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Allowance for doubtful accounts                   620            620
    Amortization of debt discount                 148,365        149,198
    Minority interest                             (13,598)       (13,598)
    Stock compensation                          2,373,785      2,373,785
Changes in assets and liabilities:
    Accounts Receivable                             4,376          4,376
    Inventory                                     (33,173)       (33,173)
    Prepaids and other assets                     (41,711)      (110,676)
    Accounts payable and
     accrued expense                              333,840        353,992
    Customer prepaid liability                      8,318          8,318
                                              --------------------------------

Net cash (used in)
  operating activities                           (475,697)      (560,697)
                                              --------------------------------

Cash flows from financing activities:
    Issuance of common stock                       33,631         33,631
    Proceeds from notes payable                   305,556        495,556
    Proceeds from issuance of warrants            219,444        229,444
    Cash overdraft                                 11,623         11,623
                                              --------------------------------
    Cash provided by financing activities         570,254        770,254


Cash flows from investing activities:
    Purchase of assets                             (9,557)        (9,557)
    Increase in loan receivable                  (200,000)      (200,000)
                                              --------------------------------
    Cash (used by) investing
     activities                                  (209,557)      (209,557)

Net (decrease) in cash                           (115,000)          --

Cash & cash equivalents, beginning of period  $   115,000    $      --
                                              --------------------------------
Cash & cash equivalents, ending of period     $      --      $      --
                                              ================================
Supplemental information:
    Income taxes paid                         $      --      $      --
    Interest paid                             $      --      $      --


        The accompanying notes are an integral part of these statements.



STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
KNIGHTSBRIDGE FINE WINES, INC.
CAPITALIZATION TABLE
SINCE INCEPTION
                                                                                                                   Prepaid
                                                                Warrent            Common Stock     Subscriptions   Stock
                                                          -----------------------------------------
                            ACTIVITY                        Number     Value    Number     Value    Receivable   Compensation
------------------------------------------------------------------------------------------------------------------------------

Oct. 10, 2002                                                                  17,705,050   17,705      (17,705)
Common Stock Issued

Dec. 16, 2002                                                100,000   10,000
100,000 warrents issued for note

Loss for the period
                                                                            -
Balance 12-31-02                                             100,000   10,000  17,705,050   17,705      (17,705)           -

February 17, 2003                                                               1,000,000    1,000
Acquisition of Dominion Wines Int'l

February 20, 2003                                                                 986,700      987
Common Stock issued as compensation

May 15, 2003                                                 100,000
100,000 warrents issued for note

May 15, 2003                                                  25,000
25,000 warrents issued for note

May 27, 2003                                                  25,000
25,000 warrents issued for note

September 30, 2003                                                    (10,000)  3,313,250    3,313       (3,313)    (299,625)
3,313,250 shares issued as compensation

July 7, 2003                                                  25,000
25,000 warrents issued for note

July 22, 2003                                                                                             1,253
Payment of Subscription Recievable

July 28, 2003
Common Stock issuedfor cash                                                         6,250        6

July 28, 2003                                                 75,000
75,000 warrents issued for note

August 1, 2003                                                                  5,122,000    5,122
Tech-Net Merger

August 6, 2003
900,000 shares of stock issued to company founder                                 900,000      900         (900)

AUGUST 6, 2003
COMMON STOCK ISSUED AS COMPENSATION                                               130,000      130            -      (11,077)

August 8, 2003
900,000 shares of stock issued to company founder                                 900,000      900         (900)

August 28, 2003
50,000 warrents issued for note                               50,000
Beneficial conversion feature on notes payable

September 9, 2003
25,000 warrents issued for note                               25,000
Beneficial conversion feature on notes payable

September 23, 2003
25,000 warrents issued for note                               25,000
Beneficial conversion feature on notes payable

Net Income
                                                          --------------------------------------------------------------------
Balance September 30, 2003                                   450,000           30,063,250   30,063      (21,565)    (310,702)
                                                          ====================================================================







                                                       Add'l Paid
                                                           in
                                                         Capital     Deficit         Total
                                                      ------------------------------------

Oct. 10, 2002                                                                            -
Common Stock Issued

Dec. 16, 2002                                             10,000                    10,000
100,000 warrents issued for note

Loss for the period                                                 (37,020)       (37,020)

Balance 12-31-02                                          10,000    (37,020)       (27,020)

February 17, 2003                                         10,901                    11,901
Acquisition of Dominion Wines Int'l

February 20, 2003                                         21,568                    22,555
Common Stock issued as compensation

May 15, 2003                                              41,217                    41,217
100,000 warrents issued for note

May 15, 2003                                              10,603                    10,603
25,000 warrents issued for note

May 27, 2003                                              10,576                    10,576
25,000 warrents issued for note

September 30, 2003                                     2,657,287                 2,357,662
3,313,250 shares issued as compensation
                                                                                         -
July 7, 2003                                              10,304                    10,304
25,000 warrents issued for note

July 22, 2003                                                                        1,253
Payment of Subscription Recievable

July 28, 2003
Common Stock issuedfor cash                               24,994                    25,000

July 28, 2003                                                                            -
75,000 warrents issued for note                           46,744                    46,744

August 1, 2003                                            (5,122)                        -
Tech-Net Merger

August 6, 2003
900,000 shares of stock issued to company founder                                        -

AUGUST 6, 2003
COMMON STOCK ISSUED AS COMPENSATION                       10,947                         -

August 8, 2003
900,000 shares of stock issued to company founder                                        -

August 28, 2003
50,000 warrents issued for note                           30,281                    30,281
Beneficial conversion feature on notes payable            19,719                    19,719

September 9, 2003
25,000 warrents issued for note                           15,964                    15,964
Beneficial conversion feature on notes payable             9,036                     9,036

September 23, 2003
25,000 warrents issued for note                           15,749                    15,749
Beneficial conversion feature on notes payable             9,251                     9,251


Net Income                                                         (3,256,519)  (3,256,519)
                                                       ------------------------------------
Balance September 30, 2003                             2,950,019   (3,293,539)    (645,724)
                                                       ====================================




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

On August 1, 2003 Knightsbridge Fine Wines, Inc. completed a merger with Tech Net Communications, Inc. ("Technet") The Company's shareholders exchanged all of their shares in the Company for 82.89% of the number of shares of common stock of Technet outstanding on a fully diluted basis, a total of 24,805,000 shares. For each two shares of the Company, the shareholders received one share of Technet. The August 13, 2003 two for one forward split then restored the Company's shareholders original number of shares. Although Technet is the legal Parent Company, the merger has been treated as a recapitalization of the Company. The Company is the continuing entity for financial reporting purposes. The financial statements will therefore be prepared as if the Company had always been the reporting Company and then on the merger date, had changed its name and reorganized its capital stock which has been restated. In other words, the financial statements of Knightsbridge Fine Wines, Inc. will now be considered to be the historical financial statements of the Company. The capital accounts, share disclosures and weighted average shares outstanding have been retroactively restated to reflect the current equivalent shares at the exchange ratio used in the merger. In addition,the merger results in severe limitations being in place on the use of Technet's net operating loss carryovers. Technet's name was subsequently changed to Knightsbridge Fine Wine, Inc. on August 13, 2003.


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



Inventory

     During the third quarter of 2003 the Company initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods. The Company has adopted the FIFO ("first in first out") method of accounting for its Inventory. Inventory at Septmeber 30, 2003 consisted of raw materials.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Fair Value of Financial Instruments

     Knightsbridge Fine Wines, Inc. financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of September 30, 2003 due to their short-term nature. Notes payable are carried on the balance sheet as $643,921. Their fair value, if all convertible debt were valued based upon the number of shares that would be received in conversion at September 30, 2003 multiplied by the $3.95 closing price on the Over-the-Counter Bulletin Board, would be approximately $1,264,000.

Revenue Recognition

     Both commission revenue and product revenue is recognized when product is shipped FOB Winery.

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

Basic and Diluted Net Loss Per Share

     Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of warrants to purchase 480,000 shares of common stock outstanding at September 30, 2003 and of notes payable convertible into 319,880 shares of common stock, have not been included in the calculation of the net loss per share as such effects would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.


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

3. LOANS RECEIVABLE

     Pursuant to the initial capitalization and founding of the Company, the founding shareholders owe to the Company the par value associated with the initial stock issuance. These amounts are reported as a contra-account in shareholders' equity labeled "subscriptions receivable". Pursuant to a purchase agreement, the Company has advanced a loan for $200,000 plus interest at 10% to a U.S. based winery of which the Company is currently negotiating a potential purchase and with which it currently has a marketing agreement in place.

4. NOTES PAYABLE



Notes payable consist of the following:

---------------------------------------------------------------------------------------------------
                                     Interest
                           Initial   Default                 Conversion         Warrants
Date              Principal   Rate    Rate     Term       Shares Price     Shares  Price   Term
12/17/2002        $200,000    11.5%    19.0%   180 Days  100,000 $2.00    100,000  $2.00   5 Years
5/15/2003          100,000    12.0     19.0     90 Days   66,667  1.50    100,000   1.50    "  "
5/27/20 03          25,000    10.0     19.0     90 Days   12,255  2.04     25,000   2.04    "  "
7/7/2003            25,000    10.0     19.0     90 Days   16,667  1.50     25,000   1.50    "  "
5/15/2003           25,000    10.0     19.0     90 Days   12,255  2.04     25,000   2.04    "  "
7/28/2003          250,000     8.0     19.0    120 Days   62,500  4.00     75,000   2.30    "  "
8/28/2003           50,000    10.0     19.0     90 Days   27,778  1.80     50,000   1.80    "  "
9/23/2003           25,000    10.0     19.0     90 Days   12,500  2.00     25,000   2.00    "  "
9/9/2003            25,000    10.0     19.0     90 Days    9,259  2.70     25,000   2.70    "  "
                  --------                               -------          -------
Totals            $725,000                               319,880          450,000
                                                         =======          =======

Less: Unamortized
      Discount     (81,079)
                  --------

Net Balance       $643,921
                  ========


In conjunction with the issuance of the notes, the lenders were given 450,000 warrants, each warrant giving the Holder the right, at any time during a five year period from the date of the issuance, to purchase one share of the Company's common stock at prices varying from $1.50 to $2.70 per share. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $181,820 of the $525,000 proceeds received in 2003, and $10,000 of the $200,000 proceeds received in 2002 to the warrants which was recorded as deferred interest and presented as a discount on the notes payable. $130,634 of the discounts were expensed as interest expense during the third quarter and the balance during the fourth quarter.

Also, on the dates of the issuance of several of the notes payable, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board that, based on the terms of the conversion associated with the notes, created an intrinsic value associated with the beneficial conversion feature estimated at $52,021, which was recorded as deferred interest and presented as a discount on the notes payable. $7,731 of the discount was expensed as interest expense in the third quarter with the balance being expensed in the fourth quarter.

The notes had interest rates ranging from 8% to 12% if not in default. The interest rate increased to 19% when in default. The notes payable all eventually went into default at their first monthly interest due dates and the note holders have at this time extended the notes pending a refinancing of the liabilities. See Note 9, subsequent event to reference convertible debenture.


5. INTEREST INCOME (EXPENSE), NET

     In conjunction with a Loan Receivable the Company had interest income for the three and nine Months ended September 30, 2003 and since inception, respectively of $5,589.

     In conjunction with the Notes Payables the Company incurred interest expense for the three months and nine months ended September 30, 2003 and since inception, respectively of $22,417, $51,862, and $53,640. As discussed above, there were discounts on the notes payable recorded by the Company as a result of allocating a part of the proceeds to the related warrants. Interest expense resulting from the amortization of the discounts amounted to $161,615 for the three months ended September 30, 2003.


6. STOCK-COMPENSATION EXPENSE

     In July 2003 Knightsbridge Fine Wines, Inc. issued 3,313,250 shares of stock to various parties, who had or would provide services to the Company, through a stock subscription agreement for $0.001 per share. Subsequently in August 2003 Knightsbridge Fine Wines, Inc. was acquired by TechNet Communications, Inc. pursuant to a share exchange. As a result of the share exchange between the parties, Knightsbridge Fine Wines, Inc. used the difference between the average first day trading price split adjusted and the issuance price of the stock issued by Knightsbridge Fine Wines, Inc in the stock subscription agreement as the estimate of the value given. Also, in the third quarter, consultants received 60,000 shares and 100,000 warrants.Consequently $2,350,985 was recorded as stock compensation expense in the quarter ended September 30, 2003 for a total of $2,373,785 for the nine months then ended when added to the $22,800 recorded for the shares issued to Paul Gardner as discussed in Note 8. In addition, $299,625 relating to shares subscribed by the owners of StoneGate Wines (see Note 8) was recorded in shareholders' equity as prepaid stock compensation. This amount will be considered part of the acquisition price If the StoneGate transaction closes, otherwise it will be written-off with a charge to operations.

7. DOMINION WINES INTERNATIONAL

     On February 17, 2003, Knightsbridge Fine Wines, Inc. purchased a 56% share
     position in Dominion   Wines   International   for   1,000,000 shares of
     Knightsbridge Fine Wines, Inc. an Australian wine distributor as part of the Company's strategy to build a diversified wine company.

     Dominion Wines International Balance Sheet:
     February 17, 2003
     (unaudited) (in USD)

     Cash                                   $  7,378
     Accounts receivable, net                 26,688
     Other current assets                      7,040
                                           ---------
     Total current assets                     41,106


                                           ---------
     Total assets                             41,106
                                           =========

     Account payable                           1,690
     Other current liabilities                 8,165
                                           ---------
     Total current liabilities                 9,855

     Equity                                   31,251

     Total equity and liabilities             41,106
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

Employment Agreements

     On February 20, 2003 the Company entered into an employment agreement with Mr. Paul Gardner as an executive of the Company effective March 1, 2003. Mr. Gardner will serve at the pleasure of the Board of Director's. Mr. Gardner's compensation will be $125,000 (Australian Dollars) $85,000 USD at the September 30 exchange rates) per annum along with other similar employee benefits as offered to employees of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge Fine Wine, Inc. valued at $22,800.

     On June 1, 2003 the Company entered into an employment agreement with Mr. Joe Carr as an executive of the Company effective June 1, 2003. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation will be $125,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Carr also received 350,000 shares of common stock. These shares are included in the July 1 share issuance on the statement of shareholders' equity.

Sales and Marketing Agreements

     On June 1, 2003 Knightsbridge Fine Wines, Inc. entered into a sales and marketing agreement with an established Napa Valley winery. The terms of the agreement call for the parties to pursue certain transactions relating to a proposed joint-venture between the parties and for Knightsbridge to receive certain discounts on wine purchases.

Licensing Agreements

     During the 3rd quarter of 2003, Knightsbridge Fine Wines, Inc entered into two licensing agreements with noted artists in its effort to launch an Artist series brand to be built around leading artist around the world. The agreements provide for our receiving license to utilize certain property of the licensors in exchange for our paying certain guaranteed minimum royalty fees yearly through 2006. Depending on our sales of licensed property, actual royalties may exceed the guaranteed minimum royalties we have accrued.

Letter of Intent

     On September 4, 2003 Knightsbridge Fine Wines, Inc. entered into a letter of intent to acquire the assets and brand of StoneGate Wines from the California Wine Company. The acquisition has not been consummated and subsequent to the end of 2003 management determined that consummation is unlikely.

9. SUBSEQUENT EVENTS

     The "Company") completed a convertible debt financing on October 16, 2003 for $1,500,000. Net proceeds from the offering after estimated costs and expenses, including fees of finders and agents, were approximately $1,300,000. The Company issued a 7.5% convertible note due Oct 16, 2006.
     The holder is entitled, during the term of the note, the option of converting the outstanding amount owed into the Company's common stock at a conversion price of $1.80 per share. The Company also issued to the holder 416,667 warrants, each of which entitles the holder to purchase one share of the Company's common stock, $.001 par value, for a period of three years from the date of issuance at a price of $2.40 per share. Using the Black-Scholes model the Company estimated the fair value of the Warrants and allocated $374,443 of the net proceeds to the warrants which was recorded as deferred interest and presented as a discount on the note payable. $42,997 of the discount was expensed as interest in the fourth quarter.

     Also, on the date of the issuance of the note, the Company's common stock had a closing price per share on the Over-the-Counter Bulletin Board that, based on the terms of the conversion feature of the note, created an intrinsic value associated with the beneficial conversion feature estimated at $1,125,557, which was recorded as deferred interest and presented as a discount on the note payable. $78,164 of the discount was expensed as interest in the fourth quarter.

     On August 27, 2003 Knightsbridge Fine Wines, Inc. entered into a letter of Intent to purchase the Bodegas Anguianan Estate Winery for which it completed the purchase on November 5, 2003 through a wholly owned subsidiary of the Company, KFWBA Acquisition Corporation. The purchase price consisted of a combination of $357,407, (including $157,407 of transaction costs) one million shares of the Company's restricted common stock valued at $1,900,000 and a put option liability (defined below) of $1,461,033 for a total of $3,718,440. The purchase price was paid to the former shareholder(s) of Bodegas Anguinan Winery. Also pursuant to the Agreement, the Company entered into Put Options Agreements with both of the former shareholders of Bodegas Anguinan Estate Winery (hereinafter the "Puts"), which provide that those former shareholders can compel the Company to purchase a specific portion of the Company's shares delivered as a part of the purchase price according to a schedule attached to each of the Puts. Collectively, the Puts cover all one million shares issued and, if exercised, the Company is required to buy the shares for $2.50 per share. The shares of Bodegas Anguinan Winery have been pledged as collateral for the Company's performance under the Puts.

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

10. RESTATEMENT

The September 30, 2003 financials have been restated to reflect the following three transactions:

1) On August 6, 2003, 130,000 shares of Common Stock, valued at $14,270 were agreed to be issued to an employee as compensation to be vested over a one-year period. We have adjusted the financials to reflect this transaction. As a result, an additional $3,323 of stock compensation expense was recorded through September 30, 2003.
2) We have reversed the recognition of $10,000 in intangible assets attributable to the Dominion Wine, Int. acquisition and
3) We have adjusted the discounts attributable to the short-term notes to allow for the previously unconsidered conversion features. This created additional discount relating to certain notes because of beneficial conversion features. In other cases discounts were decreased because the conversion features, beneficial and otherwise, resulted in more proceeds being allocated to the notes rather than to the warrants. In addition, clarification of the due dates on certain notes resulted in a portion of the discounts being unamortized at September 30, 2003. These adjustments resulted in a net decrease of $128,318 in interest expense through September 30, 2003.

     The result of the above transactions had no effect on the originally reported earnings per share and decreased total shareholders' deficit by $75,479 and decreased net loss for all periods ended September 30, 2003 by $124,995.

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

Overview
On August 1, 2003, Tech-Net Communications, Inc. ("Tech-Net," or "we," or "us") completed a Share Exchange (the "Share Exchange ") with Knightsbridge Fine Wines, Inc. ("Knightsbridge"), a Nevada corporation, which was formed to develop and finance the growth of a diversified international wine company consisting of estate vineyards and brands from various wine growing regions of the world. As a result of the Share Exchange, Knightsbridge became our wholly owned subsidiary. The shareholders of Knightsbridge now own the majority of our voting stock. On August 6, 2003, Tech-Net's Board of Directors approved the changing of our name to Knightsbridge Fine Wines, Inc. Knightsbridge remains our wholly owned subsidiary with the same name.

The comparables discussed below relate to the operations of Knightsbridge for the periods discussed.



RESULTS OF OPERATIONS

Three Months Ended September 30, 2003
-------------------------------------
     Revenues. Revenues for the three month period ended September 30, 2003, were approximately $204,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues representing commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

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

     General and administrative. General and administrative expenses for the three month period ended September 30, 2003, were approximately $268,000. We had no General and administrative expenses prior to the establishment of our Company on October 8, 2002. Our general and administrative expenses for the three months ended September 30, 2003 were attributable to startup costs associated with establishing, building, and supporting the requirements of the Company. The Company anticipates these cost to expand as we continue to expand the operations of the Company.

     Stock compensation expense. Stock compensation expense for the three month period ended September 30, 2003, were approximately $2,351,000. The expense principally related to a non-cash charge resulting from the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc., prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.

     Other income (expense), net. Interest income for the three month period ended September 30, 2003, was approximately $5,600 due to a loan made to a winery with whom the Company is currently negotiating a purchase agreement. Interest expense for the three month period ended September 30, 2003 was approximately $162,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $148,000 represented the amortization of discounts resulting from 1)warrants issued along with those short term loans and 2)from related beneficial conversion features.

     Minority Interest. In the three month period ended September 30, 2003, minority interest of approximately $5,400 was reversed due to losses incurred from the Company's Dominion Wines, Ltd. subsidiary that were apportioned to the Company's minority interest.

     Net loss. As a result of the above, the net loss for the three month period ended September 30, 2003, was approximately $3,008,000.

Nine Months Ended September 30, 2003.
-------------------------------------
     Revenues. Revenues for the nine month period ended September 30, 2003, were approximately $254,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues representing commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003 and from the sales of wines from our Dominion Wines, Ltd subsidiary. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

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

     General and administrative. General and administrative expenses for the nine month period ended September 30, 2003, were approximately $515,000. We had no general and administrative expenses prior to the establishment of our Company on October 8, 2002. Our general and administrative expenses for the nine months ended September 30, 2003 were attributable to startup costs associated with establishing, building, and supporting the requirements of the Company as well as the cost associated with operating our Dominion Wines Ltd. subsidiary. The Company anticipates these cost to expand as we continue to expand the operations of the Company.

     Stock compensation expense. Stock compensation expense for the nine month period ended September 30, 2003, were approximately $2,374,000. The expense principally related to a non-cash charge resulting from the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc., prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.

     Other income (expense), net. Interest income for the nine month period ended September 30, 2003, was approximately $5,600 due to a loan made to a winery that the Company is currently negotiating a purchase agreement. Interest expense for the nine month period ended September 30, 2003, was approximately $191,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $148,000 represented the amortization of discounts resulting from 1)warrants issued along with those short term loans and 2)from related beneficial conversion features.

     Minority Interest. In the nine month period ended September 30, 2003, minority interest of approximately $13,600 was reversed due to losses incurred from the Company's Dominion Wines, Ltd. Subsidiary that were apportioned to the Company's minority interest.

      Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2003, was approximately $3,257,000.

Since Inception October 8, 2002.
--------------------------------
     Revenues. Revenues since inception, were approximately $254,000. We had no revenues prior to the commencement of our operations in 2003. We earned revenues revenues representing commissions earned from the sales and marketing relationships we entered into with two wineries in July and August of 2003 and from the sales of wines from our Dominion Wines, Ltd subsidiary. As we prepare to launch our own brands in the fourth quarter of 2003 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

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

Stock compensation expense. Stock compensation expense since inception, were approximately $2,374,000. The expense principally related to a non-cash charge resulting from the issuance of stock under a stock subscription agreement for the benefit of Knightsbridge Fine Wines, Inc., prior to its share exchange with TechNet Communications, Inc. As such, the difference between the issuance price of $0.001 under the stock subscription agreement and the average share price of $0.80 (split adjusted) on the first effective trading date following the share exchange with TechNet Communications, Inc. was deemed a stock compensation expense.


Other income (expense), net. Interest income since inception, was approximately $5,600 due to a loan made to a winery with whom the Company is currently negotiating a purchase agreement. Interest expense for the nine month period ended September 30, 2003, was approximately $193,000 attributable to interest from short term loans entered into by the Company to fund operations of which approximately $148,000 represented the amortization of discounts resulting from
1) warrants issued along with those short term loans and 2) from related beneficial conversion features.

     Minority Interest. Since inception approximately $13,600 of minority was reversed due to losses incurred from the Company's Dominion Wines, Ltd. Subsidiary that were apportioned to the Company's minority interest.

      Net loss. As a result of the above, net loss since inception, was approximately $3,294,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has, since inception, financed its operations through the sale of stock, seller notes, convertible notes, and convertible exchangeable debentures many of these with detachable warrants. Cash used in operating activities for the nine months ended September 30, 2003, was approximately $476,000. The use of cash during the third quarter of 2003 was primarily a result of the development of the Company's business which increased inventory, prepaids and other assets, and accounts payable and accrued expenses. Cash provided from financing activities for the nine months ended September 30, 2003, was approximately $570,000. The cash provided from financing activities during the nine month period was primarily a result of the proceeds from notes payable.

Cash used by investing activities for the nine months ended September 30, 2003, was approximately $210,000. The cash used by investing activities from investing activities during the nine month period was primarily a result of the purchase of assets and a short-term loan to a winery that the Company is currently negotiating a potential purchase for.

There was $3,557 in capital expenditures on property for the quarter ended September 30, 2003. The Company anticipates further capital expenditures as the Company executes its business strategy. There was no material capital expenditures for the quarter ended September 30, 2002 as the inception of the Company was subsequent to this quarter.

As of September 30, 2003, the Company had negative net working capital of approximately $697,000. The Company's primary source of liquidity consists of approximately $22,000 of accounts receivables, net. The Company's current liabilities include approximately $406,000 in accounts payable and accrued expenses.

The Company in October, 2003, raised approximately $1,310,000 net of fees through a convertible exchangeable debenture to continue to fund its operations and execute its business strategy. The Company anticipates the requirement to raise additional working capital in the future to fund its operations, repay debt in default and to acquire assets as it executes its business strategy. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.


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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive also serves as our Chief Financial Officer and he has found that our disclosure controls and procedures were adequate.

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

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K
         -------------------

     On August 1, 2003 the Company filed a Form 8-K with the security and exchange commission describing a share exchange agreement between Tech-Net Communications, Inc. and Knightsbridge Fine Wines, Inc.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 3, 2004                 Knightsbridge Fine Wines, Inc.

                                    By: /s/ Joel Shapiro
                                        ----------------------------------------
                                            Joel Shapiro,
                                            Chief Executive Officer
                                            and Chairman


                                    By: /s/ Joe Shapiro
                                        ----------------------------------------
                                            Joel Shapiro,
                                            Principal Financial
                                            and Accounting Officer

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



Date:  June 3, 2004                           By: /s/ Joel Shapiro
                                                  ---------------------------
                                                      Joel Shapiro
                                                      Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro, certify that:

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



Date:  June 3, 2004                           By: /s/ Joel Shapiro
                                                  ---------------------------
                                                      Joel Shapiro
                                                      Chief Financial Officer

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


/s/ Joel Shapiro
-----------------------
Joel Shapiro
Chief Financial Officer

Date:  June 3, 2004