Form 10QSB
period 2004-03-31
KNIGHTSBRIDGE FINE WINES INC
filed 2004-06-08
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________


                        Commission File Number 000-50092

                         Knightsbridge Fine Wines, Inc.
             (Exact name of registrant as specified in its charter)

              Nevada                                    98-0231440
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                             One Kirkland Ranch Road
                             Napa, California 94558
               (Address of principal executive offices (zip code))

                                 (707) 254-9100
              (Registrant's telephone number, including area code)


 Check whether the issuer (1) filed all reports required to be filed by Section

         13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,823,570 Shares of $.001 par value Common Stock outstanding as of May 18, 2004.

                                                                            PAGE


PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements

Consolidated Balance Sheet at March 31, 2004 (unaudited).......................3

Consolidated Statements of Operations for the three month period ended
March 31, 2004, 2003 and for the period October 8, 2002 (Inception)
through March 31, 2004 (unaudited).............................................4

Consolidated Statement of Comprehensive loss for the three month period ended March 31, 2004, 2003 and for the period October 8, 2002 (Inception)
through March 31, 2004 (unaudited).............................................5

Consolidated Statements of Cash Flows for the three month period ended
March 31, 2004, 2003 and for the period October 8, 2002 (Inception)
through March 31, 2004 (unaudited).............................................6

Notes to Financial Statements..................................................7

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS...................................17

Item 3 - CONTROLS AND PROCEDURES..............................................20



PART II - OTHER INFORMATION...................................................20

Item 1.  LEGAL PROCEEDINGS....................................................20

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................21

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................21

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................21

Item 5.  OTHER EVENTS.........................................................21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................22

SIGNATURES....................................................................23



                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                                   March 31,
                                                                                                       2004
                                                                                                  -----------
                                     ASSETS
Current assets:
       Cash                                                                                       $    66,488
       Accounts receivable, net of allowances of $46,000                                              338,228
       Inventory                                                                                    1,096,416
       Prepaid expenses                                                                               107,706
       Other current assets                                                                            33,844
                                                                                                  -----------
         Total current assets                                                                       1,642,682

Property and equipment, net of accumulated depreciation                                             3,429,650

Loan receivable                                                                                       300,000
Other assets                                                                                          300,919
Deferred financing costs                                                                              495,311
Deposits                                                                                              200,000
                                                                                                  -----------
       Total assets                                                                               $ 6,368,562
                                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Bank overdraft                                                                             $    38,505
       Accounts payable                                                                             1,115,708
       Accrued expenses                                                                               588,481
       Notes payable                                                                                  595,000
       Short-term portion of long-term debt                                                            13,837
       Short-term portion of long-term put option liability                                           276,767
                                                                                                  -----------
       Total Current Liabilities                                                                    2,628,298

Long-term debt, net of unamortized discount of $2,709,781, face amount $3,522,481                     812,700
Long-term put option liability, net of unamortized discount of $864,954, face amount $2,500,000     1,358,279
                                                                                                  -----------
       Total Liabilities                                                                            4,799,277
                                                                                                  -----------
Stockholders' Equity
       Common stock, $0.001 par value, 100,000,000 shares authorized
       31,638,250 shares issued and outstanding as of March 31, 2003                                   31,638
       Subscription receivable                                                                        (21,566)
       Prepaid stock compensation                                                                    (664,100)
       Additional paid in capital                                                                   9,351,302
       Accumulated other comprehensive loss - foreign exchange translation                             (8,106)
       Deficit accumulated during development stage                                                (7,119,883)
                                                                                                  -----------
       Total Stockholders' Equity                                                                   1,569,285
                                                                                                  -----------

       Total Liabilities and Stockholders' Equity                                                 $ 6,368,562
                                                                                                  ===========



                       See notes to financial statements



                KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                            ( A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                        For Period
                                                                                       October 8, 2002
                                                                                        (Inception)
                                                             Three Months Ended           Through
                                                                  March 31,               March 31,
                                                             2004           2003            2004
                                                         --------------------------------------------
Revenues:
      Commissions                                        $     22,104    $       --      $    421,930
      Sales                                                   467,997          33,934         757,679
                                                         --------------------------------------------
            Total                                             490,101          33,934       1,179,609
                                                         --------------------------------------------
Operating expenses:
      Cost of goods sold                                      215,845           2,056         403,142
      Sales and marketing                                     686,749            --         1,817,018
      General and administrative                              837,107         109,040       1,899,485
      Stock compensation expense                              264,225          22,800       3,237,887
                                                         --------------------------------------------

            Total                                           2,003,926         133,896       7,357,532
                                                         --------------------------------------------
Loss from operations                                       (1,513,825)        (99,962)     (6,177,923)
                                                         --------------------------------------------
Other income (expense):
      Interest income                                          12,323            --            25,660
      Interest expense                                       (442,075)        (13,712)       (965,408)
      Gain/(loss) on currency transactions                    (15,962)           --           (15,962)
                                                         --------------------------------------------
                Other income (expense), net                  (445,714)        (13,712)       (955,710)
                                                         --------------------------------------------

Loss before minority interest                              (1,959,539)       (113,674)     (7,133,633)

Minority interest in consolidated (income)/loss                  --            (7,649)         13,750
                                                         --------------------------------------------

Net loss                                                 $ (1,959,539)   $   (121,323)   $ (7,119,883)
                                                         ============================================
Net loss per share:
      Basic and diluted                                  $      (0.06)   $      (0.01)   $      (0.29)

Weighted average shares outstanding:
      Basic and diluted                                    30,638,250      18,621,361      24,292,179







                       See notes to financial statements

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS





                                                                    For Period
                                                                 October 8, 2002
                                                                    (Inception)
                                         Three Months                 through
                                         Ended March 31               March 31,
                                    ---------------------------
                                        2004            2003           2004
                                    -----------     -----------     -----------
Net loss                            $(1,959,539)    $  (121,323)    $(7,119,883)


Foreign exchange translation             94,732                         (8,106)
                                    -----------     -----------     -----------
Comprehensive loss                  $(1,864,807)    $  (121,323)    $(7,127,989)
                                    ===========     ===========     ===========



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Three Months Ended              For Period
                                                                        March 31,                  October 8, 2002
                                                                     --------------------------     (Inception)
                                                                        2004           2003           Through
                                                                     --------------------------    March 31, 2004
                                                                                                   --------------

Cash flows from operating activities:

          Net loss                                                   $(1,959,539)   $  (121,323)   $  (7,119,883)

          Adjustments to reconcile net loss to net cash used in
          operating activities:
            Allowance for doubtful accounts and sales discounts           46,000           --             46,000
            Foreign currency transaction loss                             15,962           --             15,962
            Depreciation and amortization - property and equipment        34,118          5,000           64,864
            Amortization of deferred financing costs                      19,804           --             31,089
            Amortization of debt discount                                 67,604           --            310,070
            Amortization of beneficial conversion feature                166,084           --            289,384
            Amortization of put liability                                100,221           --            174,013
            Repayment of notes payable representing amortized
            discount                                                     (10,304)          --           (130,000)
            Stock compensation                                           264,225         22,800        3,237,887
            Minority interest in income/(loss)                              --            7,649          (13,750)

          Changes in current assets and liabilities:
            Interest receivable                                          (25,661)          --            (25,661)
            Accounts receivable                                         (309,661)       (15,868)        (320,450)
            Inventories                                                 (255,099)          --           (695,466)
            Prepaid expenses                                             (37,642)           452          (91,764)
            Deposits                                                      17,500           --               --
            Accounts Payable                                             522,297          6,843        1,122,185
            Accrued expenses                                             138,715           --            486,704
            Other                                                           --            7,382              153
                                                                     -------------------------------------------
Net cash used in operating activities                                 (1,205,376)       (87,065)      (2,618,663)
                                                                     --------------------------------------------
Cash flows from investing activities:

          Acquisition of property and equipment                           (5,221)          --           (447,195)
          Notes receivable                                               (73,294)          --           (300,000)
          Other assets                                                  (210,973)          --           (301,773)
                                                                     --------------------------------------------

Net Cash used in investing activities                                   (289,488)          --         (1,048,968)
                                                                     --------------------------------------------

Cash flows from Financing activites:

          Bank overdraft                                                  38,505          7,378           38,505
          Issuance of common stock                                          --                            37,343
          Proceeds from notes payable                                    245,000           --          3,216,810
          Proceeds from issuance of warrants                                --             --          1,278,190
          Repayment of note payable not representing unamortized
          discount                                                       (20,094)          --           (289,210)
          Deferred Financing costs                                          --             --           (320,000)
          Deposits                                                          --             --           (200,000)
                                                                     --------------------------------------------
Net Cash provided by financing activities                                263,411          7,378        3,761,638
                                                                     --------------------------------------------


Foreign Currency Translation effect                                      (27,432)          --            (27,519)
                                                                     --------------------------------------------


Net increase/(decrease) in cash                                       (1,258,885)       (79,687)          66,488

Cash, beginning of period                                            $ 1,325,373    $   115,000      $      --
                                                                     --------------------------------------------

Cash, end of period                                                  $    66,488    $    35,313      $    66,488
                                                                     ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                    $     1,287    $      --        $     1,287
Interest paid                                                        $    11,449    $      --        $   139,722




                       See notes to financial statements

                         KNIGHTSBRIDGE FINE WINES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1: Basis of Presentation, Organization and Nature of Operations

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

         On August 1, 2003, Knightsbridge completed a share exchange with Tech Net Communications, Inc. (the "Company"). Knightsbridge's shareholders exchanged all of their shares for 82.89% of the number of outstanding shares of common stock of the Company on a fully diluted basis, a total of 24,805,000 shares. For each two shares of Knightsbridge, the shareholders received one share of the Company. The Company's name was subsequently changed to Knightsbridge Fine Wines, Inc. on August 13, 2003. Also on August 13, 2003, the Company affected a two for one forward stock split so that Knightsbridge's shareholders received their original number of shares. Although the Company is the legal parent company, the share exchange has been treated as a recapitalization of Knightsbridge. Knightsbridge is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Knightsbridge had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock. In addition, the transaction results in severe limitations being in place on the use of the Company's net operating loss carryovers.

         Most of the Company's current costs consist primarily of the expenses associated with the development stage activities associated with executing the Company's strategy. As a result of its plan to expand its operations through new internal and external initiatives to expand revenue growth, the Company expects these costs to increase. The Company's profitability and success depend upon its success in executing its strategy to consolidate and build an efficient operation and its ability to raise capital for the Company's endeavors. There can be no assurance that the Company will be able to secure such financing on terms, which are acceptable, if at all. The failure to secure future financing with favorable terms could have a material adverse effect on the Company's business and its ability to fund the Company's internal and external initiatives.

         During the first quarter of 2004, most of the Company's revenue was earned from commissions or sales of product from two wineries.

NOTE 2:  Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

Unaudited Interim Financial Statements

    The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with financial statement for the year ended December 31, 2003 included in the Company's Annual Report on Form 10K-SB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation consisting solely of normal reoccurring adjustments have been made. Operating results and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of March 31, 2004 was $66,488

Accounts Receivable

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $46,000 at March 31, 2004.

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


         At March 31, 2004, Inventory consisted of the following



                  Wine making and packaging materials  $ 314,352

                  Grapes in process                        83,984

                  Finished goods                          331,856

                  Bulk Wines                              366,224
                                                       ----------

                  Total                                $1,096,416
                                                       ==========



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


Deferred Financing Costs

         Costs incurred in connection with the issuance of debt are deferred and amortized on the interest rate method over the term of the related debt. Amortization is included in interest expense.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt, put option liability and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of March 31, 2004 due to their short-term nature or their recent creation. Notes payable and long-term debt are carried on the balance sheet as $1,421,537. The fair value, if all convertible debt were valued based on the number of shares that would be received on conversion at March 31, 2004 multiplied by $2.47 closing price on the Over-the-Counter Bulletin Board would be approximately $5,275,000.

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

     Stock-based Compensation

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.

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

NOTE 3:  Property and Equipment

      Property and equipment at March 31, 2004 consisted of the following:

             Land                                                 $    162,342

             Cultivated land                                           837,341

             Buildings, improvements and equipment                   2,495,682
                                                                     ---------
                                                                     3,495,365
             Less:  accumulated depreciation and  amortization          65,715
                                                                     ---------
                                                                  $  3,429,650
                                                                  ============

      Depreciation expense was $34,118 for the three months ended March 31, 2004.

NOTE 4:  Loans Receivable

         Pursuant to a purchase agreement, the Company has advanced a loan for $300,000 plus interest at 10% to Kirkland Ranch Winery (See Note 10). The Company currently has a marketing agreement in place with the winery and is negotiating a potential purchase of Kirkland Ranch Winery (See NOTE 9).

NOTE 5:  Short-Term Notes Payable

         Short-term notes payable consist of nine notes issued from December 2002 to March 2004 at a total face-value amount of $970,000. The original terms ranged from 90 days to one year. Interest ranged from 8% to 12% if not in default and rose to 19% if in default for the 2002 and 2003 notes. The 2004 note is at 10% interest. During 2003, $350,000 of principal (representing five of the notes) was repaid. For the three months ended March 31, 2004, an additional $25,000 of principal was repaid. Of the remaining notes shown on the March 31, 2004, $350,000 of principal plus interest are convertible into approximately 194,445 shares at prices ranging from $1.50 to $2.00 per share. Some of the notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

NOTE 6:  Interest Income (Expense), net

         In conjunction with a loan receivable the Company had interest income for the three months ended March 31, 2004, of 12,323.

     The table below outlines the interest expense for the year ended March 31, 2004

     Notes Payable - $595,000
     ------------------------
                  Amortization of discount on notes payable           $       0
                  Contractual interest                                   19,766
                  Amortization of beneficial conversion features              0

     Notes Payable - $3,500,000
     --------------------------
                  Contractual interest and discount on notes payable     65,625
                  Amortization of beneficial conversion features        166,086
                  Amortization of warrant discount                       67,605
                  Amortization of deferred financing costs               19,804
                                                                      ---------
     Amortization of discount relating to put option liability          100,222

     Other                                                                2,967
                                                                      ---------

                  Total                                               $ 442,075
                                                                      =========

NOTE 7:  Stock-compensation expense

         The Company periodically issues common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending March 31, 2004, the Company did not issue any common stock for acquisitions or services.

Note 8:  Income Taxes

The Company has significant deferred tax assets. The potential tax benefits of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of the losses.

NOTE 9:  Commitments and Contingencies

Litigation

         On April 14, 2004, a complaint was filed by California Wine Company ("Stonegate"), as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff seeks damages in excess of $2.5 million. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. The Company believes it has good and meritorious defenses and counterclaims in the action and intends to vigorously contest the litigation. It is, however, reasonably possible that an unfavorable outcome will occur.

Employment Agreements

         On February 20, 2003, Knightsbridge entered into an employment agreement with Mr. Paul Gardner as an executive of Knightsbridge effective March 1, 2003. Mr. Gardner will serve at the pleasure of the Board of Directors. Mr. Gardner's compensation will be $125,000 (Australian Dollars) (US $94,155 at March 31, 2004) per annum along with other similar employee benefits as offered to employees of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge valued at US $22,800 On April 16, 2004, the Company and Mr. Gardner mutually agreement to terminated this relationship.

         On June 1, 2003 Knightsbridge entered into an employment agreement with Mr. Joe Carr as an executive of Knightsbridge effective June 1, 2003. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation will be US $125,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Carr also received 350,000 shares of stock of Knightsbridge valued at approximately US $280,000.

Sales and Marketing Agreements

         On August 1, 2003, the Company entered into a sales and marketing agreement with Kirkland Ranch Winery. The terms of the agreement call for the parties to pursue certain transactions relating to a proposed joint-venture between the parties and for Knightsbridge to receive certain discounts on wine purchases.

         On February 1, 2004 the Company entered into a sales and marketing agreement with Gutsverwaltung Niederhausen Schlossbockenheim, a Germany Winery. The terms of the agreement call for the parties to pursue certain transactions relating to a proposed joint-venture between the parties and for Knightsbridge to receive certain discounts on wine purchases.

Licensing Agreements

         During the third quarter of 2003, the Company entered into two licensing agreements with noted artists in its effort to launch an Artist series brand to be built around leading artists around the world.

 NOTE 10:  Subsequent Events

         On April 16, 2004, the Company and one of its executives, Paul Gardner, mutually agreed to terminate their working relationship. As part of this agreement, the Company agreed to pay Mr. Gardner approximately $50,700 of salary and expenses and Mr. Gardner agreed to wave his severance package. Mr. Gardner also agreed to continue to assist the Company with its Australian operations and sales wherever practical.

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

         It is anticipated that for financial reporting purposes the entire $2,000,000 gross proceeds from the new financing will either be allocated to the warrants issued in connection with the note or to the beneficial conversion feature inherent in the note. As a result, a $2,000,000 debt discount will be created which will eventually be amortized as a charge against income.

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

NOTE 11:  Operating Segments

         The Company has only one material operating segment, the production, marketing and distribution of wine. The table below presents information by geographic location.

                                          Three months
                  Revenue               ended March 2004
----------------------------------- --------------------------
United States of America                             $480,231
----------------------------------- --------------------------
South America                                          $9,870
----------------------------------- --------------------------
Australia                                                  $0
----------------------------------- --------------------------

Total                                                $490,101
----------------------------------- --------------------------



             Long Lived Assets             March 2004
----------------------------------- --------------------------
United States of America                              $84,238
----------------------------------- --------------------------
South America                                      $3,345,412
----------------------------------- --------------------------
Australia                                                  $0
----------------------------------- --------------------------

Total                                              $3,429,650
----------------------------------- --------------------------

NOTE 12:  Going Concern

         As of March 31, 2004, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.
         The Financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund the Company's operations as it expands. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Results of Operations

Comparison of Results for Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

     Revenues. Revenues for the three month period ended March 31, 2004, were approximately $490,000. We had revenues of approximately $33,000 for the three months ended March 31, 2003. Our revenues resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003. As a result of our recent acquisitions and financings, we plan to begin producing and distributing our own wines. As we launch our own brands in the second and third quarter of 2004 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

      Sales and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 2004, were approximately $687,000. We had no sales and marketing expenses in the three months ended March 31, 2003. Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions. We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the three month period ended March 31, 2004, were approximately $837,000. Our general and administrative expenses were approximately $109,000 for the three month period ended March 31, 2003. This is an increase of $728,000 or 467%. Our general and administrative expenses for the three months ended March 31, 2004, were attributable to startup costs associated with establishing, building, and supporting our infrastructure. We anticipate that these cost will rise as we continue to expand our operations.

      Stock compensation expense. Stock compensation expense for the three month period ended March 31, 2004, was approximately $264,000. The expense was related to the amortization of prepaid stock compensation.

      Other income (expense), net. Interest income for the three month period ended March 31, 2004, was approximately $12,323 due to a loan made to the Kirkland Ranch Winery with whom we were negotiating a purchase agreement. As described in Note 10 to the financial statements, an agreement was reached on April 21, 2004. Interest expense for the three months ended March 31, 2004, was $442,075, due to various notes payable. Interest expense for the three month period ended March 31, 2003, was approximately $13,712 attributable to interest from short term loans entered into by the Company to fund operations. This represents an increase in interest expense for the period ended March 31, 2004, of $431,580 or 3,047%.

      Minority Interest. As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest for the three month period ended March 31, 2004. For the three months period ended March 31, 2003, minority interest of approximately $7,649 was reversed due to income from our Dominion Wines, Ltd. subsidiary.

      Net loss. As a result of the above, the net loss for the three month period ended March 31, 2004, was approximately $1,960,000 as compared to a net loss of $121,323 for the three month period ended March 31, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

Cash used in operating activities for the quarter ended March 31, 2004, was approximately $1,205,000. The use of cash during the first quarter of 2004 was primarily to fund our operating loss.

Cash provided from financing activities for the quarter ended March 31, 2004, was approximately $263,000. The cash provided from financing activities during the quarter of 2004 was primarily a result of the proceeds from notes issued during the period.

Cash used in investing activities for the quarter ended March 31, 2004, was approximately $290,000. The cash used in investing activities during the quarter of 2004 was primarily as a result of the purchase of assets and a short-term loan to the Kirkland Ranch Winery with which we were negotiating a potential purchase. As described in Note 10 to the financial statements, an agreement was reached on April 21, 2004.

As of March 31, 2004, we had negative net cash flow of approximately $1,260,000. We had a negative net working capital of approximately $1,000,000 as of March 31, 2004. Our primary source of liquidity consists of approximately $338,000 of accounts receivable, net. Our current liabilities include approximately $1,115,000 in accounts payable.

At March 31, 2004, we had a cash balance of $66,488. We expect to achieve operating positive cash flow no earlier than the fourth quarter of 2004. However, there is no assurance that we will achieve positive cash flow. Additionally, we are in default on some of our short-term notes payable, payment of which has currently been extended by the lenders pending refinancing of our liabilities. As a result, we will be required to raise substantial amounts of cash during 2004. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

Other

Inflation has not had a significant effect on our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2003, our chief executive officer and former chief financial officer, based on their evaluation of our disclosure controls and procedures, concluded that such controls and procedures were sufficient to ensure that information required to be disclosed in the Form 10-KSB and future Form 10-QSBs would be disclosed on a timely basis. Subsequent changes within the Company, including the departure of the chief financial officer and the ongoing search to find his replacement, delays in filing our Form 10-KSB for the year ending December 31, 2003, and the developmental nature of our business and operations, however, rendered the controls and procedures not sufficient to enable timely disclosure. As a result, we are considering the implementation of some additional procedures and controls and the addition of new financial personnel to ensure continued compliance with the Securities and Exchange Act of 1934. These future actions notwithstanding, it is possible that the delays in providing timely disclosure in our Form 10-QSB, resulting from the soon to be corrected control deficiencies, could interfere with the timely filing of our Form 10-QSB for the quarter ended June 30, 2004.


(b)      Changes in internal controls
         ----------------------------

         During the three month period ended March 31, 2004, the departure of the chief financial officer and the ongoing search to find his replacement and the developmental nature of our business and operations rendered the controls and procedures not sufficient to enable timely disclosure. As a result, we are considering the implementation of some additional procedures and controls and the addition of new financial personnel to ensure continued compliance with the Securities and Exchange Act of 1934.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 14, 2004, California Wine Company, filed a complaint against us in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Although management disputes any claims for damages, plaintiff seeks damages in excess of $2.5 million which are based on future events which management believes will not occur. The plaintiff alleges, among other things, the failure of Knightsbridge Fine Wines to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. We believe the lawsuit is frivolous, that we have good and meritorious defenses and counterclaims in the action and we intend to vigorously contest the litigation.

         Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to vote of the security holders during the first quarter of 2004.


ITEM 5.  OTHER INFORMATION

         On April 21, 2004, we acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company created as a joint venture subsidiary between Knightsbridge Fine Wines, Kirkland Ranch, LLC, and Mr. Larry Kirkland. In exchange for our 50% membership interest in the joint venture subsidiary we made an initial capital contribution valued at $10 million through the initial issuance of 4,255,320 shares of our common stock, par value $.001 per share, at an initial valuation of $2.35 per share. As part of the financing for the joint venture transaction, we provided loans to Kirkland Knightsbridge in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of Kirkland Knightsbridge.

         In connection with the formation of Kirkland Knightsbridge and in order to finance the joint venture, we entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company, pursuant to which we guaranteed a $20 million note issued by Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the note are secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by Kirkland Knightsbridge.

         Pursuant to the joint venture agreements, Kirkland Ranch contributed all of its assets and certain of its liabilities to the joint venture subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. Kirkland Knightsbridge has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, we entered into an exclusive distribution and marketing agreement with the Kirkland Knightsbridge to sell wine and wine related products under our labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, Kirkland Knightsbridge will serve as the exclusive bottler of our products in California.

         In connection with the operations of Kirkland Knightsbridge and subject to the occurrence of certain events, we are required to make additional cash capital contributions to the joint venture for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the note owed to Travellers. As further security for our guarantees, we agreed to post our interest in Kirkland Knightsbridge as collateral.


         On April 21, 2004, as part of the financing of our contribution to the joint venture, we completed a senior secured convertible note financing with gross proceeds to us of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to the joint venture subsidiary. In connection with the offering, we entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. pursuant to which, among other things, we issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000, $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. We also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of our common stock exercisable for a period of five years from the date of issuance at a purchase price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five years from the date of issuance at a purchase price of $0.01 per share. Gryphon has the option, during the term of the note, to convert the outstanding principal amount under the note into shares of our common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. The note is secured by a lien and pledge of all of our assets. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by
Section 4(2) of the Securities Act for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report.

        Exhibit No.              Document


         2.01* Acquisition Agreement for purchase of Bodegas y Venedos Anguinan S.A.

         2.02**   Share Exchange with Knightsbridge Fine Wines, Inc.

         2.03*** Acquisition of Membership Interest in Kirkland Knightsbridge, LLC and Financing.



         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Principal Financial and Account Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Previously filed on Form 8-K/A, dated March 12, 2004

**       Previously filed on Form 8-K/A, dated March 15, 2004

***      Previously filed on Form 8-K, dated May 3, 2004

         (b) Reports on Form 8-K

         1. Acquisition of Bodegas y Venedos Anguinan S.A, reported on Form 8-K/A on March 12, 2004, providing further disclosure of an event that occurred on November 6, 2003.

         2. Share Exchange with Knightsbridge Fine Wines, Inc., reported on Form 8-K/A on March 15, 2004, providing further disclosure of an event that occurred on August 1, 2003.

         3. Acquisition of Membership Interest in Kirkland Knightsbridge, LLC and Financing, reported on Form 8-K on May 3, 2004, reporting an event that occurred on April 21, 2004.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 7, 2004                       Knightsbridge Fine Wines, Inc.

                                          By: Joel Shapiro
                                              -----------------------
                                              Joel Shapiro
                                              Chief Executive Officer

                                                                    Exhibit 31.1


                    Certification of Chief Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934

I, Joel Shapiro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Knightsbridge Fine Wines, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  June 7, 2004

/s/ Joel Shapiro
---------------------------
    Joel Shapiro
    Chief Executive Officer

                                                                    Exhibit 31.2


                    Certification of Principal Financial and
                  Accounting Officer Pursuant to Section 302 of
                    the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934

I, Joel Shapiro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Knightsbridge Fine Wines, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  June 7, 2004


/s/  Joel Shapiro
-----------------------
     Joel Shapiro
     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Knightsbridge Fine Wines, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Joel Shapiro, Chief Executive Officer and Principle Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Joel Shapiro
---------------------
    Joel Shapiro
    Chief Executive Officer and Principal Financial and Accounting Officer



June 7, 2004