Form 10QSB
period 2004-06-30
KNIGHTSBRIDGE FINE WINES INC
filed 2004-09-23
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 40,928,297 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF AUGUST 15, 2004.

                                                                           PAGE


PART I - FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheet at June 30, 2004 (unaudited).......................3

Consolidated Statements of Operations for the
   three and six month periods ended June 30, 2004 and June 30, 2003 and for the period October 8, 2002 (Inception) through June 30, 2004
   (unaudited)................................................................4

Consolidated Statements of Comprehensive Loss for the
  three and six month periods ended June 30, 2004 and June 30, 2003 and for the period October 8, 2002 (Inception) through June 30,2004
  (unaudited).................................................................5

Consolidated Statements of Cash Flows for the
  three and six month periods ended June 30, 2004 and June 30, 2003 and for the period October 8, 2002 (Inception) through June 30, 2004
  (unaudited).................................................................6

Notes to Consolidated Financial Statements....................................7

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS...................................21

Item 3 - CONTROLS AND PROCEDURES..............................................24



PART II - OTHER INFORMATION...................................................24

Item 1.  LEGAL PROCEEDINGS....................................................24

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................25

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................26

Item 4.  SUMMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS..................26

Item 5.  OTHER EVENTS.........................................................27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................28

SIGNATURES....................................................................29




ITEM I.   FINANCIAL STATEMENTS

                KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 JUNE 30, 2004

                                    ASSETS

Current assets:
      Cash                                                                    $    103,180
      Accounts receivable, net of allowance of $121,968                            424,229
      Inventory                                                                  5,373,751
      Prepaid expenses                                                             199,300
      Other current assets                                                         213,446
                                                                              ------------

                                                                                 6,313,906

Property and equipment, net of accumulated depreciation                         41,629,844

Goodwill                                                                            28,588
Other assets                                                                       270,802
Deferred financing costs                                                         1,199,005
                                                                              ------------

      Total current assets                                                    $ 49,442,145
                                                                              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                        $  1,555,932
      Accrued expenses                                                             994,951
      Notes payable                                                              3,568,494
                                                                              ------------

      Total current liabilities                                                  6,119,377

Long-term debt, net of unamortized discount of $6,082,714
      face amount $25,500,000                                                   19,486,520
                                                                              ------------

      Total liabilities                                                         25,605,897
                                                                              ------------

Minority interest                                                               16,339,314
                                                                              ------------

Stockholders' Equity
      Common stock, $0.001 par value, 100,000,000 shares authorized
      36,544,570 shares issued, 34,416,910 outstanding as of  June 30, 2004         36,544
      Subscription receivable                                                      (21,566)
      Prepaid stock compensation                                                  (805,875)
      Treasury stock                                                            (3,861,237)
      Additional paid in capital                                                21,856,260
      Accumulated other comprehensive income - foreign exchange adjustment        (139,676)
      Deficit accumulated during development stage                              (9,567,516)
                                                                              ------------

      Total stockholders' Equity                                                 7,496,934
                                                                              ------------

      Total Liabilities and Stockholders' Equity                              $ 49,442,145
                                                                              ============



                                          KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                                                  ( A DEVELOPMENT STAGE COMPANY)

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                                                                                     FOR PERIOD
                                            THREE MONTHS       SIX MONTHS      THREE MONTHS    SIX MONTHS   OCTOBER 8, 2002
                                                ENDED            ENDED             ENDED         ENDED         (INCEPTION)
                                              JUNE 30,          JUNE 30,         JUNE 30,       JUNE 30,         THROUGH
                                                2004              2004             2003          2003        JUNE 30, 2004
                                          --------------------------------------------------------------------------------

Revenues:
      Commissions                             $       --      $     20,780    $     16,080    $     50,014    $    421,930
      Sales                                        820,075       1,289,396            --              --         1,577,754
      Custom services and events                    29,853          29,853            --              --            29,853
                                              ----------------------------------------------------------------------------

            Total                                  849,928       1,340,029          16,080          50,014       2,029,537
                                              ----------------------------------------------------------------------------

Operating expenses:
      Cost of goods sold                           787,718       1,003,563           5,569           7,625       1,190,860
      Sales and marketing                          517,618       1,204,367            --              --         2,334,636
      General and administrative                 1,054,977       1,882,013         138,179         270,019       2,937,644
      Stock compensation expense                   538,025         802,250            --              --         3,775,912
                                              ----------------------------------------------------------------------------

            Total                                2,898,338       4,892,193         143,748         277,644      10,239,052
                                              ----------------------------------------------------------------------------

Loss from operations                            (2,048,410)     (3,552,164)       (127,668)       (227,630)     (8,209,515)
                                              ----------------------------------------------------------------------------

Other income (expense):
      Interest income                                 --            12,323            --              --            25,660
      Interest expense                          (1,042,375)     (1,384,228)        (15,733)        (29,445)     (1,833,769)
      Gain (loss) on currency transactions          (5,235)        (21,202)           --              --           (21,202)
                                                                                                              ------------
                Other income (expense), net     (1,047,610)     (1,393,107)        (15,733)        (29,445)     (1,829,311)
                                              ----------------------------------------------------------------------------

Loss before minority interest                   (3,096,020)     (4,945,271)       (143,401)       (257,075)    (10,038,826)

Minority interest in consolidated loss             457,560         457,560          15,785           8,136         471,310
                                              ----------------------------------------------------------------------------

Net loss                                      $ (2,638,460)   $ (4,487,711)   $   (127,616)   $   (248,939)   $ (9,567,516)
                                              ============================================================================

Net loss per share:
      Basic and diluted                       $      (0.08)   $      (0.14)   $      (0.01)   $      (0.01)   $      (0.37)

Weighted average shares outstanding:
      Basic and diluted                         33,340,743      32,454,496      19,691,750      18,846,580      25,825,161





                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                                                                      FOR PERIOD
                                           THREE MONTHS        SIX MONTHS       THREE MONTHS       SIX MONTHS      OCTOBER 8, 2002
                                               ENDED             ENDED              ENDED             ENDED           (INCEPTION)
                                             JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,           THROUGH
                                               2004               2004              2003              2003          JUNE 30, 2004
                                         ------------------------------------------------------------------------------------------

Net loss                                    $ (2,638,460)      $ (4,487,711)       $ (127,616)       $ (248,939)      $ (9,567,516)

Foreign currency translation adjustment         (131,570)           (36,838)                -                 -           (139,676)
                                         ------------------------------------------------------------------------------------------

Comprehensive loss                          $ (2,770,030)      $ (4,524,549)       $ (127,616)       $ (248,939)      $ (9,707,192)
                                         ==========================================================================================




                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            FOR PERIOD
                                                                   SIX MONTHS   SIX MONTHS  OCTOBER 8, 2002
                                                                      ENDED       ENDED      (INCEPTION)
                                                                    JUNE 30,     JUNE 30,     THROUGH
                                                                      2004         2003     JUNE 30, 2004
                                                                   --------------------------------------

Cash flows from operating activities:

    Net loss                                                       $ (4,487,711) $ (248,939)$ (9,567,516)

    Adjustment to reconcile net loss to cash used in operating activities:

    Foreign currency transaction loss                                   21,459            -      21,459
    Depreciation and amortization - property and equipment             261,663        9,167     285,662
    Amortization of deferred financing costs                            46,696            -      57,981
    Amortization of debt discount                                      676,146            -     918,612
    Amortization of beneficial conversion feature                      242,459            -     365,759
    Repayment of notes payable representing amortized discount               -            -    (119,696)
    Stock compensation                                                 802,250       22,800   3,775,912
    Minority interest in loss                                         (457,560)      (8,136)   (471,310)


    Changes in current assets and liabilities:
    Interest Receivable                                                (66,620)           -     (66,620)
    Accounts receivable                                             (1,116,712)      16,015  (1,127,501)
    Inventories                                                       (125,289)           -    (565,656)
    Prepaid expenses                                                   120,138      (15,527)     66,016
    Other current assets                                              (213,446)           -    (213,446)
    Accounts payable                                                 1,337,045       73,258   1,936,933
    Accrued expenses                                                   701,265            -   1,049,254
    Customer prepaid liability                                                        8,189           -
    Other                                                                    -            -         153
                                                                   -------------------------------------

Net cash used in operating activities                               (2,258,217)    (143,173) (3,654,004)
                                                                   -------------------------------------

Cash flows from investing activities:

    Investment in subsidiary                                        (2,060,038)           -  (2,060,038)
    Acquisition of property and equipment                               (4,271)           -    (446,245)
    Notes receivable                                                   (23,294)    (100,000)   (250,000)
    Deposits                                                            17,500            -    (200,000)
    Other assets                                                      (172,109)           -    (262,909)
                                                                   -------------------------------------

Cash used in investing activities                                   (2,242,212)    (100,000) (3,219,192)
                                                                   -------------------------------------

Cash flows from Financing activities:

    Issuance of common stock                                                 -        7,378      37,343
    Proceeds from notes payable                                      3,025,787      125,000   5,997,597
    Proceeds from issuance of warrants                                       -            -   1,278,190
    Repayment of note payable not representing unamortized discount    (30,472)           -    (299,588)
    Deferred Financing costs                                                 -            -    (320,000)
                                                                   -------------------------------------

Cash provided by financing activities                                2,995,315      132,378   6,693,542
                                                                   -------------------------------------


Foreign Currency Translation effect                                    (33,582)           -     (33,669)
                                                                   -------------------------------------


Net decrease in cash                                                (1,538,696)    (110,795)   (213,323)

Cash, beginning of period                                            1,641,876      115,000     316,503
                                                                   -------------------------------------

Cash, end of period                                                  $ 103,180      $ 4,205   $ 103,180
                                                                   =====================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                    $   1,287      $     -   $   1,287

Interest paid                                                        $  14,725      $     -   $ 142,998


                         KNIGHTSBRIDGE FINE WINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: Basis of Presentation, Organization and Nature of Operations

        Knightsbridge Fine Wines, Inc. ("Knightsbridge" or "the Company") was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company.
Knightsbridge believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to economically and strategically consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. Knightsbridge further believed that by adopting and applying consumer beverage marketing principles within the wine industry it could further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for Knightsbridge.

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

NOTE 2:  Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes Kirkland Knightsbridge LLC ("KKLLC"). The Company does not have voting control, it is shared with its joint venture partner, but management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)"). As further described in Note 9, ownership interests in KKLLC are based on the maintenance of capital accounts, rather than on shares as would be the case with a corporation. The minority interest in KKLLC as shown on the balance sheet represents the joint venture partner's share of KKLLC net assets based on the partner's capital account. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary. Because KKLLC owns a material amount of Company stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

         Under the terms of KKLLC's governing document, the Company and the joint venture partner share equally in all gains and losses on KKLLC's Company stock. The Company has guaranteed a minimum value to the stock, which will eventually be distributed to the joint venture partner. Because the Company will receive full credit in its capital account for any payment of the guarantee, and the joint venture partner will be charged with the full fair value of the stock when withdrawn, the Company has effectively extended half the guarantee to itself. Considering these facts, the Company's policy is to eliminate half of the Company's stock owned by KKLLC as treasury stock, valued at the quoted market price on the date of the acquisition ($3,861,237 total), and to eliminate the other half against minority interest, valued at the $2.35 per share guaranteed in the agreement ($5,000,000 total).

Unaudited Interim Financial Statements

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with financial statement for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation consisting solely of normal reoccurring adjustments have been made. Operating results and cash flows for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of June 30, 2004 was $103,180.

Accounts Receivable

         Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $121,968 at June 30, 2004.

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


         At June 30, 2004, Inventory consisted of the following



                Wine making, packaging materials and other          $  379,570

                Grapes in process                                      182,662

                Work in process                                        496,309
                Finished goods                                       1,487,137

                Wines                                                2,828,071
                                                                    ----------

                Total                                               $5,373,751
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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of June 30, 2004 due to their short-term nature or their recent creation. Long-term debt is carried on the balance sheet as $19,436,520. The fair value of the debt payable to Travellers' Life Insurance Company ("Travellers") approximates its $18,283,120 carrying value because of its recent issuance. The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at June 30, 2004 multiplied by $1.00 closing price on the Over-the-Counter Bulletin Board would be approximately $3,055,000. When added to the Travellers debt fair value the total fair value is $21,338,000.

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

Revenue Recognition

        Revenue is recognized when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions of revenues. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

Long-Lived Asset Impairment

            The Company addressed the financial accounting and reporting for the impairment or disposal of long-lived assets by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with Statement 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are generally no longer depreciated. To date, the use of Statement 144 did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3:  Property and Equipment

      Property and equipment at June 30, 2004 consisted of the following:

           Land                                                    $    117,102

           Cultivated land                                           15,292,855

           Buildings, improvements and equipment                     26,502,567
                                                                     ----------
                                                                     41,912,524

           Less:  accumulated depreciation and  amortization            282,680
                                                                    -----------
                                                                   $ 41,629,844


      Depreciation expense was $261,663 for the six months ended June 30, 2004.

NOTE 4:  Short-Term Notes Payable

         Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000.

         The original terms for the nine notes issued between December 2002 and April 2004 ranged from 90 days to one year. Interest ranged from 8% to 12% if not in default and rose to 19% if in default for the 2002 and 2003 notes. The April 2004 note is at 10% interest. During 2003, $350,000 of principal (representing five of the notes) was repaid. For the six months ended June 30, 2004, an additional $25,000 of principal was repaid. Of the remaining notes shown on the June 30, 2004, $350,000 of principal plus interest are convertible into approximately 194,445 shares at prices ranging from $1.50 to $2.00 per share. Some of the notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

         In conjunction with the issuance of the May 28 notes, the lenders were given 75,000 shares of the Company's common stock. An additional 25,000 shares were issued to the note holders effective July 28, 2004 because the principal had not been repaid at that time. $58,766 of the $500,000 proceeds were allocated to the 75,000 shares issued, based on the relative estimated fair values of the stock and the convertible debt, resulting in a discount on the debt. A further $103,766 was allocated to the beneficial conversion feature inherent in the convertible notes resulting in a further discount. $72,236 of the discounts were amortized as interest expense during the quarter ended June 30, 2004, the remaining $90,298 will be amortized in the quarter ending September 30, 2004.

         The notes issued on May 28, 2004 have a Maturity Date of August 26, 2004 with interest accruing at a rate of six percent (6%) per annum for the first 60 days and twelve percent (12%) per annum from the 61st day until the Maturity Date. The Company and lender are continuing negotiations on an extension of this maturity date. The $500,000 principal and accrued but unpaid interest is convertible into the Company's common stock at $1.00 per share.

         As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to KKLLC in the aggregate amount of $2.25 million to be paid pari passu with other debt from any initial profits of KKLLC. The loans bear no interest and have no call option.

         Other miscellaneous debts carry a balance of $133,024, including $63,790 of short term debt.

         As a result, at June 30, 2004, that Company had $3,658,790 of short term notes payable less the discount of $92,296 that will be amortized in the quarter ending September 30, 2004 for a balance of $3,568,494.

NOTE 5:  Long Term Debt

         On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in the KKLLC, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to KKLLC. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding with exercise prices of $0.70 and $2.40, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company. The incorporation of the previously outstanding $3,500,000 has been accounted for as a modification of the terms of the note under EITF 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instruments.

         Using the Black-Scholes model the Company estimated the fair value of the additional warrants and the modification of the terms of the previously issued warrants and allocated $1,702,001 of the proceeds from the April 21, 2004 financing to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization which is being recorded as interest expense to be taken over the three-year term of the note on the interest rate method. On the date of the issuance of the note, the Company's common stock had an average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the beneficial conversion feature estimated at $297,299, the entire additional proceeds of the note after allocation to the warrants issued, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the note. At June 30, 2004, the $5,500,000 face value note was shown as $1,134,166 on the balance sheet which was net of unamortized discounts. Based on the $1,134,166 carrying value at June 30, 2004 and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate on the note is approximately 77.7% per annum. Total interest expense for this note, not including any liquidated damages, as discussed two paragraphs below, is expected to be $256,000 and
$284,000 for the three months ended September 30 and December 31, 2004 respectively.

         The terms of the Note require that the shares underlying the warrants and conversion rights be subject to a registration statement filed by April 30, 2004 that is declared effective by June 15, 2004. Failure to meet these requirements puts the Note in default and gives the lender the right to demand immediate payment of the $5,500,000 principal, any accrued interest and liquidated damages equal to 25% of outstanding principal ($1,375,000). The lender has waived this default so neither acceleration of the discount amortization, nor liquidated damages were recorded and the liability on the balance sheet continues to be shown as a non-current liability.

         A separate Registration Rights Agreement with Gryphon provides for liquidated damages of $55,000 for the first month and $110,000 for each subsequent month that the filing or effectiveness of a registration statement does not meet the deadlines set-forth in the preceding paragraph. Pursuant to this provision, $165,000 was accrued as of June 30, 2004. The Company continues to accrue such liquidated damages at the rate of $110,000 per month until such time as the registration statement is declared effective. Because it is related to the Note payable, the liquidated damages expense has been included in interest expense on the statement of operations. The Company and Gryphon are continuing negotiations to settle the liquidated damages and certain interest payments with an additional note payable.

         These consolidated financial statements include KKLLC's mortgage note to Travellers which is guaranteed by Knightsbridge itself (see Note 9). The principal amount of the debt is $20,000,000 but $1,950,000 was withheld at closing for prepaid interest through October 31, 2005. The $1,950,000 was recorded as a discount on the debt which is being amortized as interest expense on the interest rate method over the term of the debt. The debt requires payments, including principal and interest at 6.5% p.a., of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009. The effective rate, considering the discount, is 6.724% p.a. The Company's joint venture partner in KKLLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt. The agreement among the Company, KKLLC and the joint venture partner is that KKLLC is the borrower and that the legal co-borrowers are effectively guarantors, consequently the full amount of the debt has been recorded as that of KKLLC and, in consolidation, the Company's. The debt is also collateralized by the real property and other certain assets of KKLLC.

NOTE 6:  Stock-compensation expense

         The Company periodically issues common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. In addition, the Company issued 516,000 shares of common stock to various employees and consultants for services rendered during the quarter ended June 30. These shares were valued at $1.20 per share, the market price for shares at the time of issuance. Therefore, the total aggregate value of consideration paid was $619,200.

Note 7:  Income Taxes

         The Company has significant deferred tax assets. The potential tax benefits of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of the losses.

NOTE 8:  Commitments and Contingencies

Litigation

         On April 14, 2004, a complaint was filed by California Wine Company ("Stonegate"), as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff seeks damages in excess of $2.5 million. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. The Company believes it has good and meritorious defenses and counterclaims in the action and intends to vigorously contest the litigation. The Company has not accrued an allowance for a loss in this matter as there is no reason to believe that a loss is probable. Due to the uncertainties of litigation, it is, however, reasonably possible that an unfavorable outcome, resulting in a loss, will occur, although the amount of such an effect cannot currently be estimated.

NOTE 9: Acquisition of Interest in Kirkland Knightsbridge LLC

          On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the "Joint Venture Subsidiary" or "KKLLC") pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), the Joint Venture Subsidiary, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares ("Initial Shares") of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the "Valuation Date"), if the Initial Shares have a Market Value less than the amount of ten million dollars ($10,000,000), Knightsbridge shall, as an additional capital contribution, contribute to KKLLC (to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the Initial Shares, equals the sum of ten million dollars ($10,000,000). As of June 30, 2004, if the price of the Company's Stock remains unchanged from the $1.00 closing price on the Over-the-Counter Bulletin Board, the Company would have to issue an additional 5,744,680 shares of common stock on the Valuation Date. Because the governing document of KKLLC specifies that gains or losses on the value of KKLLC's assets, which would include the 4,255,320 shares of Company stock, are allocated 50% each to the Company and Kirkland Ranch, one half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80.

         As part of the financing for the joint venture transaction, the Company provided loans to KKLLC in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of KKLLC. The loans have been eliminated in consolidation and included in the acquisition cost of the Company's controlling financial interest in KKLLC.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company ("Travelers"), pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "Travelers Note") issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note is collateralized by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by the Joint Venture Subsidiary.

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

         In connection with the operations of the Joint Venture Subsidiary and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in accordance with the budget to the Joint Venture Subsidiary for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk of forfeiture of its membership interest.

         Voting control of KKLLC is formally split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement, however, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. The Company has concluded that KKLLC is a Variable Interest Entity under Financial Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)"). Because of the requirement for Knightsbridge to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by KKLLC be worth less than $10,000,000 on April 21, 2007, Knightsbridge would incur the majority of KKLLC's "expected losses" as defined by FIN 46(R). The Company believes this is true despite the basic sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected income" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner's capital account which means that in all reasonable scenarios involving relatively large losses Knightsbridge would incur more than 50% of the loss.

         The Company recorded the assets and liabilities of KKLLC, including the "minority interest" (joint venture partner's) share based on their preliminary estimated fair values. Pursuant to the capital account maintenance provisions of the Limited Liability Company Agreement the minority interest was credited with the full net value of assets and liabilities less the $5,000,000 agreed-upon value of one-half of the Company shares contributed to KKLLC which are eliminated in consolidation. This resulted in an increase in the Company's net assets of $5,000,000. The preliminary estimate of the fair values of KKLLC's assets and liabilities was based on a June 3, 2002 independent appraisal of the land, buildings and fixtures and on management estimates of other assets and liabilities. Management is arranging for current independent appraisals of values as of April 21, 2004. KKLLC's asset and liability values will be adjusted when the current appraisals are obtained.

         The Company also incurred $28,588 of transaction costs in acquiring its joint venture interest. Because the fair value of KKLLC's identified assets and liabilities above the $5,000,000 of stock credited to the minority interest was allocated to the minority interest, an amount equal to the transaction cost was recorded as goodwill. The Company believes that paying this relatively small amount in excess of the identified assets and liabilities was worthwhile to acquire KKLLC to use as an initial United States base for its plan to establish a diversified international wine company.

         The allocation of the acquisition costs follow:

        Cash                                                $    316,503
        Accounts Receivable                                      130,483
        Inventory                                              4,424,373
        Other current assets                                     693,119
                                                            ------------

        Total current assets                                   5,564,478
                                                            ------------

        Property, Plant and Equipment                         39,402,080
        Goodwill                                                  28,588
                                                            ------------

        Total Assets                                          44,995,146

        Liabilities assumed                                  (23,169,684)

        Minority Interest                                    (16,796,874)
                                                            ------------

        Total Allocation of Acquisition Cost                $  5,028,588

NOTE 10: Put Option Contingency

         On November 6, 2003, the company's wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (KFWBA) acquired 100% of Bodegas y Venedos Anguinan S.A. (Bodegas). The purchase price consisted of a combination of $357,407, including $157,407 of transaction costs, one million shares of the company's restricted common stock and a put option liability (as defined below). The purchase price was paid to the former shareholders' of Bodegas. Originally the Company valued the stock at $1,900,000 (USD) based on the quoted market price and separately valued the put option as a liability with an estimated value of $1,461,033 for a total of $3,718,440. This treatment was based on the conclusion that the put options were "freestanding financial instruments" as referred to in SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") and consequently should be valued separately. This conclusion resulted from the put options being set-forth in a separate agreement that was appended to the agreement for the purchase of the Bodegas stock.

         After review of the terms of the agreement, the Company has now concluded that the put options are not "freestanding financial instruments" but instead are not separable from the Company's agreement to purchase the stock of Bodegas, principally because, in the event of default the option holders are required to offer to take back the Bodegas stock in satisfaction of the amount owed to them pursuant to the put option.

          As a consequence of this reevaluation, the Company considers the put options to be a security price based contingency as defined in SFAS 141 - Business Combinations ("SFAS 141"). The Company is thereby restating the financial statements for the year ended December 31, 2003 and the three months ended March 31, 2004 to reflect the cost of the Bodegas acquisition as the cash expended of $357,407 (USD), including $157,407 of transaction costs and one million shares of the company's restricted common stock valued at $2,500,000 ($2.50 per share) pursuant to the agreement. This results in the following changes to previously reported amounts - removal of the put option liability shown as $1,534,825 ($167,886 current, $1,366,939 non-current) at December 31,
2003 and $1,635,046  ($276,767  current,  $1,358,279  non-current)  at March 31,
2004. The initial recorded valuation of property and equipment acquired in the transaction has been restated at an amount $861,033 lower than originally reported, additional paid-in-capital has been increased by $600,000, interest expense has been reduced by $73,792 for the year-ended December 31, 2003 and by $100,222 for the three months ended March 31, 2004 and the depreciation expense has been reduced by $6,747 for the year ended December 31, 2003 and by $10,071 for the three months ended March 31, 2004.. This results in the following changes to shareholders' equity at December 31, 2003 and March 31, 2004 and to net loss for the year and three months, respectively, then ended:

                                                       December 31,   March 31,
                                                          2003          2004

Shareholders'
   equity   -  as originally reported                 $ 3,168,867   $ 1,569,285
                       -  increase                        680,539       790,832
                                                        ---------     ---------
                       -  as restated                 $ 3,849,406   $ 2,360,117

Net loss    -  as originally reported                 $(5,123,324)  $(1,959,539)
                       -  decrease                         80,539       110,293
                                                        ---------     ---------
                       -  as restated                 $(5,042,785)  $(1,849,246)

Loss per share         -  as originally reported            (0.21)        (0.06)
                                                        ---------     ---------
                       -  increase
                       -  as restated                       (0.21)        (0.06)


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

         During the term of the Pledge Agreement Bodegas, among other things, cannot issue additional shares, amend its charter or by-laws in a way that might affect the security under the Pledge Agreement, is subject to limits on the sale, financing, liening or mortgaging of assets of Bodegas at the time of the acquisition. Under the Terms of the Stock Pledge Agreement, if the holders seek to enforce the pledge agreement they must offer to buy the shares of Bodegas from the Company for the amount owed.

In accordance with SFAS 141, when any of the put options expire unexercised there will be no accounting effect. When any of the put options are exercised and paid in cash, the payment will be recorded as a reduction of capital with no effect on income or loss.

NOTE 11:  Subsequent Events

         In July 2004, the Company completed a transaction with a UK publicly traded investment trust in which it exchanged 7,272,727 shares of restricted common stock in exchange for 4,444,444 ordinary shares of the investment trust. The Company simultaneously completed a transaction where it sold 2,222,222 of the ordinary shares for approximately $2,000,000.

         In July 2004 the Company exercised its sole and absolute discretion to reject the subscription agreements of certain shareholders for failure to pay the purchase price for the shares and/or provide other services for consideration. As such, the Company canceled 2,594,000 shares of its common stock held by 10 shareholders. The Shares are null and void and may not be sold or otherwise transferred to any third party.

         In August 2004, the Company terminated the contract of a consultant and canceled the 250,000 shares that were originally granted on June 18, 2004.

NOTE 12:  Going Concern

         As of June 30, 2004, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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


RESULTS OF OPERATIONS

Comparison of Results for Three Months Ended June30,  2004 to Three Months Ended
--------------------------------------------------------------------------------
June30, 2003 and the Six Months Ended June 30, 2004 to the Six Months Ended June
--------------------------------------------------------------------------------
30, 2003.
---------

         Revenues. Revenues for the three month period ended June 30, 2004, were approximately $850,000. We had revenues of approximately $16,000 for the three months ended June 30, 2003. During the six month period ended June 30, 2004, we had revenues of approximately $1,340,000 compared to revenues of approximately $50,000 for the six months ended June 30, 2003. Our revenues resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003. As a result of our recent acquisitions and financings, we plan to begin producing and distributing our own wines. As we launch our own brands in the third and fourth third quarter of 2004 and expand our sales and marketing infrastructure we anticipate our revenues to expand.

      Sales and marketing expenses. Sales and marketing expenses for the three month period ended June 30, 2004, were approximately $518,000. We had no sales and marketing expenses in the three months ended June 30, 2003. Our sales and marketing expenses for the six months ended June 30, 2004 were approximately $1,204,000. We had no sales and marketing expenses for the six months ended June 30, 2003. Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions. We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the three month period ended June 30, 2004, were approximately $1,055,000. Our general and administrative expenses were approximately $138,000 for the three month period ended March 31, 2003. This is an increase of approximately $917,000 or 564%. For the six months ended June 30, 2004, our general and administrative expenses were approximately $1,882,000 compared to expenses of approximately $270,000 for the six months ended June 30, 2003. Our general and administrative expenses for the three and six months ended June 30, 2004, were attributable to startup costs associated with establishing, building, and supporting our infrastructure. We anticipate that these cost will rise as we continue to expand our operations.

         Stock compensation expense. Our Board of Directors authorized the issuance of 516,000 shares of our restricted common stock to various consultants and employees in lieu of cash payments and 100,000 shares of our restricted common in conjunction with a debt financing completed on May 28, 2004. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of approximately $538,000 for the issuance of these shares during the three-month ended June 30, 2004.

         We also had an expense of approximately $264,000 during the three months ended March 31, 2004. The expense was related to the amortization of prepaid stock compensation. As such, we incurred a stock compensation expense of approximately $802,000 for the six months ended June 30, 2004.

         Other income (expense), net. We had no interest income for the three month period ended June 30, 2004. Interest income for the six months ended June 30, 2004, was approximately $12,000 as part of a loan to Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"). Interest expense for the three months ended June 30, 2004 was approximately $1,042,000, due to various notes payable. The interest expense for the three month period ended June 30, 2003 was approximately $16,000 attributable to interest from short term loans entered into by the Company to fund operations. This represents an increase in interest expense for the period ended June 30, 2004, of $1,026,000 or 6,747%. Interest expense for the six months ended June 30, 2004 was approximately $1,384,000, due to various notes payable. Interest expense for the six month period ended June 30, 2003, was approximately $29,000 attributable to interest from short term loans entered into by the Company to fund operations. This represents an increase in interest expense for the six month period ended June 30, 2004, of approximately $1,355,000 or 4,572%. For the three months ended June 30, 2004, we had a loss of approximately $5,000 on currency transactions. We had no loss on currency transaction for the three months ended June 30, 2003. For the six months ended June 30, 2004, we had a loss of approximately $21,000 on currency transactions. We had no loss on currency transaction for the six months ended June 30, 2003. As a result, we had net other expense of approximately $1,048,000 for the three months ended June 30, 2004 and approximately $16,000 for the three months ended June 30, 2003. We had net other expense of approximately $1,393,000 for the six months ended June 30, 2004 and approximately $29,000 for the six months ended June 30, 2003.

         Minority Interest. Minority interest in the consolidated loss was approximately $458,000 for the three months ended June 30, 2004 and the six months ended June 30, 2004. This minority interested was a result of our Joint Venture subsidiary Kirkland-Knightsbridge, LLC. As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines, Ltd. for the three or six month periods ended June 30, 2004. For the three months period ended June 30, 2003, minority interest of approximately $15,000 was generated due to income from our Dominion Wines, Ltd. subsidiary. For the six month period ended June 30, 2003, minority interest of approximately $8,000 was generated due to income from our Dominion Wines, Ltd. Subsidiary.

         Net loss. As a result of the above, the net loss for the three month period ended June 30, 2004, was $2,638,000 as compared to a net loss of $128,000 for the three month period ended June 30, 2003. The net loss for the six month period ended June 30, 2004, was approximately $4,488,000 as compared to a net loss of $249,000 for the six month period ended June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

         Cash used in operating activities for the six months June 30, 2004, was approximately $2,258,000. The use of cash during the first six months of 2004 was primarily to fund our operating loss.

         Cash provided from financing activities for the six months ended June 30, 2004, was approximately $2,995,000. The cash provided from financing activities during the six months ended 2004 was primarily a result of the proceeds from notes issued during the period.

         Cash used in investing activities for the first six months of 2004 was approximately $2,242,000. The cash used in investing activities for the six months ended June 30, 2004 was a result of a the initial capital contribution and loan to Kirkland Knightsbridge, LLC and a short-term loan to Kirkland Ranch Winery prior to our acquisition of the 50% membership interest in Kirkland Knightsbridge, LLC.

         As of June 30, 2004, we had negative net cash flow of approximately $1,539,000. We had a positive net working capital of approximately $195,000 as of June 30, 2004.

         At June 30, 2004, we had a cash balance of approximately $103,000. We expect to achieve operating positive cash flow no earlier than the fourth quarter of 2004. However, there is no assurance that we will achieve positive cash flow. Additionally, we are in default on some of our short-term notes payable, payment of which has currently been extended by the lenders pending refinancing of our liabilities. As a result, we will be required to raise substantial amounts of cash during 2004. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2003, our chief executive officer and former chief financial officer, based on their evaluation of our disclosure controls and procedures, concluded that such controls and procedures were sufficient to ensure that information required to be disclosed in the Form 10-KSB and future Form 10-QSBs would be disclosed on a timely basis. Subsequent changes within the Company, including the departure of the chief financial officer and the ongoing search to find his replacement, delays in filing our Form 10-KSB for the year ending December 31, 2003, our Form 10-QSB for the three months ending March 31, 2004 and our Form 10-QSB for the three months ended June 30, 2004, and the developmental nature of our business and operations, however, rendered the controls and procedures not sufficient to enable timely disclosure. As a result, we are considering the implementation of some additional procedures and controls, the addition of new financial personnel and the implementation of uniform accounting systems, controls and procedures at all of our subsidiaries, including our joint venture with the Kirkland Ranch, Kirkland Knightsbridge, LLC to ensure continued compliance with the Securities and Exchange Act of 1934. These future actions notwithstanding, it is possible that the delays in providing timely disclosure in our Form 10-QSB, resulting from the soon to be corrected control deficiencies, could interfere with the timely filing of our Form 10-QSB for the quarter ended September 30, 2004.


(b)      Changes in internal controls

         During the three month period ended June 30, 2004, the ongoing search to find a new chief financial officer and the developmental nature of our business and operations rendered the controls and procedures not sufficient to enable timely disclosure. As a result, we are considering the implementation of some additional procedures and controls, the addition of new financial personnel and the implementation of uniform accounting systems, controls and procedures at all of our subsidiaries, including our joint venture with the Kirkland Ranch, Kirkland Knightsbridge, LLC to ensure continued compliance with the Securities and Exchange Act of 1934.


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

RECENT SALES OF UNREGISTED SECURITIES

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

         On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in the Joint Venture Subsidiary, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to the Joint Venture Subsidiary. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at an exercise price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at an exercise price of $0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

         On April 21, 2004, we issued 140,000 common stock purchase warrants, each of which entitles the holder to purchase one share of the our common stock, $.001 par value, for a period of three years from the date of issuance at a price of $0.70 per share. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On May 28, 2004, we issued 50,000 shares of restricted common stock to Longview Fund, LP, 40,000 shares of restricted common stock to Longview Equity Fund, LP and 10, 000 shares of restricted common stock to Longview International Equity Fund, LP pursuant to private debt financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On June 18, 2004, we issued 250,000 shares of restricted Common Stock to Logic's Consulting, Inc. pursuant to a consulting agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $1.20 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Logic's Consulting, Inc. was $300,000. These restricted shares will vest 41,666 immediately and 41,666 per month thereafter.

         On June 18, 2004, we issued 100,000 shares of restricted Common Stock to Galatin Consulting, Inc. pursuant to a consulting agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $1.20 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Galatin Consulting, Inc. was $120,000. These restricted shares will vest 25,000 shares per quarter.

         On June 18, 2004, we issued 85,500 shares of restricted Common Stock to twelve employees. The shares were issued in accordance with Rule 506 under
Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $1.20 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to certain employees was $102,600.

         On June 18, 2004, we issued 80,500 shares of restricted Common Stock to seven consultants. The shares were issued in accordance with Rule 506 under
Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $1.20 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to certain employees was $96,600.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to vote of the security holders during the second quarter of 2004.

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

       Exhibit No.                     Document

         2.01* Acquisition of Membership Interest in Kirkland Knightsbridge, LLC and Financing.

         2.02**   Share Exchange with Knightsbridge Fine Wines, Inc.

         2.03***  Change of Auditors


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

         *        Previously filed on Form 8-K, dated May 3, 2004

         **       Previously filed on Form 8-/A, dated May 18, 2004

         ***      Previously filed on Form 8-K, dated August 20, 2004

         (b) Reports on Form 8-K

         1. Acquisition of Membership Interest in Kirkland Knightsbridge, LLC and Financing, reported on Form 8-K on May 3, 2004, reporting an event that occurred on April 21, 2004.

         2. Share Exchange with Knightsbridge Fine Wines, Inc, reported on Form 8-K/A on May 18, 2004, providing further disclosure of an event that occurred on August 1, 2003.

         3. Resignation of Marks Paneth & Shron LLP and appointment of Lopez, Blevins, Bork & Associates, L.L.P. as new accountants, reported on Form 8-K on August 26, 2004, reporting an event that occurred on August 20, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 21, 2004                   Knightsbridge Fine Wines, Inc.

                                            By:  /s/ Joel Shapiro
                                                 ----------------
                                                     Joel Shapiro
                                                     Chief Executive Officer

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

Date: September 21, 2004

/s/  Joel Shapiro
-----------------------------
     Joel Shapiro
     Chief Executive Officer

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

Date: September 21, 2004


/s/  Joel Shapiro
-----------------------------------------------
     Joel Shapiro
     Principal Financial and Accounting Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Knightsbridge Fine Wines, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Joel Shapiro, Chief Executive Officer and Principle Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Joel Shapiro
-----------------------------------------------
     Joel Shapiro
     Chief Executive Officer and
     Principle Financial and Accounting Officer

September 21, 2004