Form 10KSB/A
period 2003-12-31
KNIGHTSBRIDGE FINE WINES INC
filed 2004-11-02
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/  Marks Paneth & Shron LLP
-----------------------------
     Marks Paneth & Shron LLP

New York, NY

April 14, 2004, except for note 14, as to which the date is April 21, 2004 and for notes 14 (Kirkland Knightsbridge Acquisition) and 18 as to which the date is October 28, 2004.




ITEM 7.   FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS


Current assets:
       Cash                                                                                    $ 1,325,373
       Accounts receivable, net of allowance
       of doubtful accounts of $0                                                                   74,494
       Inventory                                                                                   830,467
       Prepaid expenses                                                                             69,443
       Deposits                                                                                    217,500
       Other current assets                                                                         21,520
                                                                                         ------------------
         Total current assets                                                                    2,538,797

Property and equipment, net of accumulated depreciation                                          2,506,781
Loan Receivable                                                                                    213,369
Other assets                                                                                        94,270
Deferred financing costs                                                                           515,115
                                                                                         ------------------

       Total assets                                                                            $ 5,868,332
                                                                                         ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                                          $ 596,963
       Accrued expenses                                                                            448,653
       Notes payable                                                                               375,000
       Short-term portion of long-term debt                                                         13,489

                                                                                         ------------------
       Total Current Liabilities                                                                 1,434,105

Long-term debt, net of unamortized discount of $2,943,470, face amount $3,527,291                  583,821
                                                                                         ------------------

Total Liabilities                                                                                2,017,926
                                                                                         ------------------
Stockholders' Equity
       Common stock, $0.001 par value, 100,000,000 shares authorized

       31,638,250 shares issued and outstanding as of December 31, 2003                             31,638
       Subscription receivable                                                                     (21,566)
       Prepaid stock compensation                                                                 (928,325)
       Additional paid in capital                                                                9,951,302
       Accumulated other comprehensive income - foreign exchange adjustment                       (102,838)
       Deficit accumulated during development stage                                             (5,079,805)

                                                                                         -----------------
       Total Stockholders' Equity                                                                3,850,406
                                                                                         ------------------

Total Liabilities and Stockholders' Equity                                                     $ 5,868,332
                                                                                         ==================



                        See notes to financial statements





                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           YEAR               FOR PERIOD                FOR PERIOD
                                                          ENDED            OCTOBER 8, 2002            OCTOBER 8, 2002
                                                       DECEMBER 31,       (INCEPTION) THROUGH       (INCEPTION) THROUGH
                                                           2003           DECEMBER 31, 2002          DECEMBER 31, 2003
                                                     ------------------------------------------------------------------

Revenues:
      Commissions                                        $    399,826      $               -     $             399,826
      Sales                                                   289,682                      -                   289,682
                                                     ------------------------------------------------------------------

            Total                                             689,508                      -                   689,508
                                                     ------------------------------------------------------------------

Operating expenses:

      Cost of goods sold                                      187,297                      -                   187,297
      Sales and marketing                                   1,130,269                      -                 1,130,269
      General and administrative                            1,020,389                 35,242                 1,055,631
      Stock compensation expense                            2,973,662                      -                 2,973,662

                                                     ------------------------------------------------------------------

            Total                                           5,311,617                 35,242                 5,346,859
                                                     ------------------------------------------------------------------

Loss from operations                                       (4,622,109)               (35,242)               (4,657,351)


Other income:

      Interest income                                          13,337                      -                    13,337
      Interest expense                                       (447,763)                (1,778)                 (449,541)
                                                     ------------------------------------------------------------------
                Other income (expense), net                  (508,218)                (1,778)                 (509,996)
                                                     ------------------------------------------------------------------

Loss before minority interest                              (5,056,535)               (37,020)               (5,093,555)

Minority interest in consolidated loss                         13,750                      -                    13,750
                                                     ------------------------------------------------------------------

Net loss                                                 $ (5,042,785)     $         (37,020)    $          (5,079,805)
                                                     ==================================================================
Net loss per share:
      Basic and diluted                                         (0.21)                 (0.00)                    (0.22)

Weighted average shares outstanding:

      Basic and diluted                                    24,410,559             17,705,050                23,143,963





                        See notes to financial statements






                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS





                                                   YEAR                 FOR PERIOD                    FOR PERIOD
                                                  ENDED               OCTOBER 8, 2002               OCTOBER 8, 2002
                                               DECEMBER 31,         (INCEPTION) THROUGH          (INCEPTION) THROUGH
                                                   2003              DECEMBER 31, 2002             DECEMBER 31, 2003
                                             -----------------------------------------------------------------------
Net loss                                      $ (5,042,785)                 $ (37,020)                 $ (5,079,805)

Foreign currency translation adjustment           (102,838)                         -                      (102,838)
                                             -----------------------------------------------------------------------

Comprehensive loss                            $ (5,145,623)                 $ (37,020)                 $ (5,182,643)
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



                                                    Deficit               Accumulated
                                                   Accumulated           Foreign Exchange
                                                   During Development    Translation

                                                    Stage                Adjustments       Total
                                                   ---------------------------------------------
Oct. 10, 2002
  Common stock issued                               $       --             $  --         $ --

Dec. 16, 2002
  100,000 warrants issued  in connection with note
  payable of $200,000                                                                     10,000

Loss for the period                                      (37,020)           (37,020)

                                                   ---------------------------------------------
Balance 12-31-02                                         (37,020)             --         (27,020)

February 17, 2003
  Common stock issued in connection with
  acquisition of Dominion Wines Int'l                                                     17,501

February 20, 2003
Common stock issued as compensation                                                        22,800

May 15, 2003
  100,000 warrants issued in connection with
  note payable of $100,000                                                                 41,217

May 15, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,603

May 27, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,576

July 1, 2003
  Common stock issued as compensation                                                   2,347,662

July 7, 2003
  25,000 warrants issued  in connection with
  note payable of $25,000                                                                  10,304

July 22, 2003
  Payment of subscription receivable                                                        1,252

July 28, 2003
  Common stock issued for cash                                                             25,000

July 28, 2003
  75,000 warrants issued  in connection with
  note payable of $250,000                                                                 46,744

August 1, 2003
  Common stock issued in connection with Tech-Net
  recapitalization                                                                           --






                      See notes to the financial statements









                 KNIGHTSBRIDGE FINE WINE, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                     AUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                Prepaid         Additional
                                                        Common Stock            Subscriptions    Stock          Paid in
                                                   ----------------------
                                                      Number     Value          Receivable      Compensation    Capital
------------------------------------------------------------------------------------------------------------------------------

August 6, 2003
  Common stock issued to company founder              900,000        900            (900)

August 6, 2003
  Common stock issued as compensation                 130,000        130                           (14,400)      14,270

August 8, 2003
  900,000 shares of stock issued to company founder   900,000        900            (900)

August 28, 2003
  50,000 warrants issued  in connection with
  note payable of $50,000                                                                                        30,281
  Beneficial conversion feature on notes payable                                                                 19,719

September 9, 2003
  25,000 warrants issued in connection with note
  payable of $25,000                                                                                             15,964
  Beneficial conversion feature on notes payable                                                                  9,036

September 23, 2003
  25,000 warrants issued in connection with
  note payable of $25,000                                                                                        16,130
  Beneficial conversion feature on notes payable                                                                  9,251

October 16, 2003
  416,667 warrants issued in connection with
  notes payable of $1,500,000                                                                                   374,443
  Beneficial conversion feature on notes payable                                                              1,125,557
  25,000 warrants issued as financing cost                                                                       84,000

November 4, 2003
  Common stock issued as compensation                 325,000            325                   (617,500)        617,175

November 6, 2003
  Common stock issued to acquire subsidiary         1,000,000          1,000                                  2,499,000


November 24, 2003
  100,000 warrants issued as consultant
  compensation                                                                                                  175,000

December 11, 2003
  Common stock issued as compensation                 250,000            250                   (425,000)        424,750

December 22, 2003
  1,111,111 warrants issued in connection with
  notes payable of $2,000,000                                                                                   711,927
  Beneficial conversion feature on notes payable                                                                867,482
  60,000 warrants issued as financing cost                                                                      122,400

Amortization of prepaid stock compensation                                                      428,200

Net loss

Foreign currency translation adjustment
                                                  ----------------------------------------------------------------------------
Balance 12-31-03                                   31,638,250    $    31,638    $ (21,566)   $ (928,325)    $ 9,351,302
                                                  ============================================================================






                                                          Deficit               Accumulated
                                                         Accumulated           Foreign Exchange
                                                         During Development    Translation
                                                          Stage                Adjustments       Total
                                                      ------------------------------------------------

August 6, 2003
  Common stock issued to company founder                                                           --

August 6, 2003
  Common stock issued as compensation                                                              --

August 8, 2003
  900,000 shares of stock issued to company founder                                                --

August 28, 2003
  50,000 warrants issued  in connection with
  note payable of $50,000                                                                      30,281
  Beneficial conversion feature on notes payable                                               19,719

September 9, 2003
  25,000 warrants issued in connection with note
  payable of $25,000                                                                           15,964
  Beneficial conversion feature on notes payable                                                9,036

September 23, 2003
  25,000 warrants issued in connection with
  note payable of $25,000                                                                      16,130
  Beneficial conversion feature on notes payable                                                9,251

October 16, 2003
  416,667 warrants issued in connection with
  notes payable of $1,500,000                                                                 374,443
  Beneficial conversion feature on notes payable                                            1,125,557
  25,000 warrants issued as financing cost                                                     84,000

November 4, 2003
  Common stock issued as compensation                                                          --

November 6, 2003
  Common stock issued to acquire subsidiary                                                 2,500,000

November 24, 2003
  100,000 warrants issued as consultant
  compensation                                                                                175,000

December 11, 2003
  Common stock issued as compensation                                                            --

December 22, 2003
  1,111,111 warrants issued in connection with
  notes payable of $2,000,000                                                                 711,927
  Beneficial conversion feature on notes payable                                              867,482
  60,000 warrants issued as financing cost                                                    122,400

Amortization of prepaid stock compensation                                                    428,200


Net loss                                                (5,042,785)                        (5,042,785)


Foreign currency translation adjustment                                     (102,838)        (102,838)
                                                      -----------------------------------------------

Balance 12-31-03                                      $ (5,079,805)       $ (102,838)     $ 3,850,406

                                                      ===============================================

                      See notes to the financial statements



                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                    (AUDITED)
                      CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                        YEAR           FOR PERIOD             FOR PERIOD
                                                       ENDED         OCTOBER 8, 2002       OCTOBER 8, 2002
                                                    DECEMBER 31,   (INCEPTION) THROUGH    (INCEPTION) THROUGH
                                                        2003        DECEMBER 31, 2002     DECEMBER 31, 2003
                                                   ------------------------------------------------------------
Cash flows from operating activities:

           Net loss                                  $ (5,042,785)            $ (37,020)          $ (5,079,805)

       Adjustment to reconcile net loss to
       net cash used in operating activities:
           Depreciation and amortization-property
            and equipment                                  23,999                                       23,999
           Amortization of deferred financing costs        11,285                                       11,285
           Amortization of debt discount                  241,633                   833                242,466
           Amortization of beneficial conversion feature  123,300                                      123,300


           Repayment of notes payable representing
            amortized discount                           (119,696)                                    (119,696)
           Stock compensation                           2,973,662                                    2,973,662
           Minority interest in loss                      (13,750)                                     (13,750)

           Changes in current assets and liabilities:
           Accounts receivable                            (10,789)                                     (10,789)
           Inventories                                   (440,367)                                    (440,367)
           Prepaids                                        14,843               (68,965)               (54,122)
           Accounts Payable                               579,736                20,152                599,888
           Accrued expenses                               347,989                                      347,989
           Other                                              153                     -                    153
                                                   ------------------------------------------------------------

Net cash used in operating activities                  (1,310,787)              (85,000)            (1,395,787)
                                                   ------------------------------------------------------------


Cash flows from investing activities:

           Acquisition of property and equipment         (441,974)                                    (441,974)
           Notes receivable                              (226,706)                                    (226,706)
           Deposits                                      (217,500)                                    (217,500)
           Other assets                                   (90,800)                    -                (90,800)
                                                   ------------------------------------------------------------

Net Cash used in investing activities                    (976,980)                    -               (976,980)
                                                   ------------------------------------------------------------

Cash flows from Financing activites:

           Issuance of common stock                        37,343                                       37,343
           Proceeds from notes payable                  2,781,810               190,000              2,971,810
           Proceeds from issuance of warrants           1,268,190                10,000              1,278,190
           Repayment of note payable not representing
             unamortized                                 (269,116)                                    (269,116)
           Deferred Financing costs                      (320,000)                                    (320,000)
                                                   ------------------------------------------------------------

Net Cash provided by financing activities               3,498,227               200,000              3,698,227
                                                   ------------------------------------------------------------

Foreign Currency Translation effect                           (87)                    -                    (87)
                                                   ------------------------------------------------------------

Net increase in cash                                    1,210,373               115,000              1,325,373

Cash, beginning of period                                 115,000                     -                      -
                                                   ------------------------------------------------------------

Cash, end of period                                $    1,325,373             $ 115,000           $  1,325,373
                                                   --------------             -----------         -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest             $      128,273             $       -           $    128,273




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

         On November 6, 2003 the Company acquired Bodegas y Venedos Anguinan S.A. through the Company's wholly-owned subsidiary, KFWBA Acquisition Corp, ("KFWBA") a Nevada Corporation. The purchase price consisted of a combination of U.S. $357,407 (including $157,407 of transaction costs) and one million shares of the Company's restricted common stock, valued at the $2,500,000. The shares issued to the former shareholders of Bodegas are subject to a put option agreement, whereby KFWBA agreed to purchase the shares in accordance with a schedule over the next 4 years, at a price per share of $2.50.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. At December 31, 2003 the Company had on deposit with one U.S. bank approximately $1,200,000 in excess of federal deposit insurance coverage. Cash as of December 31, 2003 was approximately $1,325,000.

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

Inventory

         Bulk wine and case goods are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year's unharvested grape crop are deferred, included as "grapes in process", a component of inventory and recognized in finished goods and/or cost of sales in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.


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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt, and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of December 31, 2003 due to their short-term nature or their recent creation. Notes payable and long-term debt are carried on the balance sheet as $972,310. Their fair value, if all convertible debt were valued based upon the number of shares that would be received in conversion at December 31, 2003 multiplied by the
$2.05 closing price on the Over-the-Counter Bulletin Board, would be approximately $4,431,000.

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

         In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. As of December 31, 2003, the Company does not have any material investments in variable interest entities; therefore, the adoption of this interpretation currently will have no impact on our consolidated financial position or results of operations.

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

3. PROPERTY AND EQUIPMENT


             Land                                                  $   117,102

             Cultivated land                                           603,998

             Buildings, improvements and equipment                   1,809,680

                                                                     ---------

                                                                     2,530,780
             Less:  accumulated depreciation and  amortization          23,999

                                                                     ---------

                                                                   $ 2,506,781

      Depreciation expense was $23,999 for the year ended December 31, 2003, none for 2002.


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


         Also, on the dates of the issuance of several of the notes payable, Company's common stock had a closing price per share on the Over-the Counter Bulletin Board that, based on the terms of the conversion associated with the notes, created an intrinsic value associated with the beneficial conversion feature estimated at $38,006, which was recorded as deferred interest and presented as a discount on the notes payable and as additional paid-in capital. The $38,006 was entirely amortized as interest expense during 2003. The effective interest rate through December 31, 2003 on net principal recorded after discounts was approximately 74.4%.

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

The maturities of the amounts recorded on the balance sheet as long-term debt and as put option liability are as follows:

2004                          $   181,375
2005                               463,776
2006                               921,618
2007                               393,731
2008                               171,673
                                ----------

Total                         $  2,132,133
                                ==========

7. INCOME TAXES

         The provision for taxes consisted of the following:

                                                               2003             2002
                                                          ------------------------------
         Loss before income taxe                          $ (5,050,000)    $    (37,000)

                                                          =============    =============
     Current                                                      -                -
     Deferred                                                     -                -
                                                          ------------------------------

           Total provision                                        -                -
                                                          ==============================


                                                              2003              2002
                                                          ------------------------------

         Federal income taxes at statutory rate           $ (1,763,000)    $    (13,100)
         State income taxes                                   (253,000)          (1,900)
                                                               -------            -----









         Increase in taxes resulting from:

           Benefit of U.S. tax loss not recognized           1,781,000           15,000
           Benefit of temporary difference from stock
           compensation not recognized                         121,000             -
           Interest expense arising from beneficial
           conversion features not deductible                   79,000             -
           Other, net                                           40,000             -
                                                          ------------------------------
         Provision for income taxes                               -                -
                                                          ==============================

         The primary components of deferred income tax assets and liabilities are as follows:

                                                              2003                2002
                                                              ----                ----
         Deferred income tax assets:

           Loss and credit carryforwards                  $  1,796,000     $     15,000
           Benefit of temporary difference from stock
           compensation not recognized                         121,000             -


         Other                                                       0             -
                                                          ------------------------------
                                                             1,917,000           15,000
         Less Valuation allowance                            1,917,000           15,000

                                                          ------------------------------
                                                                  -                -
                                                          ==============================


         The valuation allowance increased by $1,902,000 in 2003, by $15,000 in the period October 8, 2002 (inception) through December 31, 2002 and $1,917,000 in the period October 8, 2002 (inception) through December 31, 2003.


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


        At December 31, 2003, the Company had tax operating loss carryforwards for U.S. federal tax purposes approximating $4,490,000 expiring in years 2022 and 2023. These do not include Tech-Net's carryovers as of the August 1, 2003 merger/recapitalization which are subject to severe limitations. These Tech-Net carryovers were also not taken into consideration in calculating the deferred tax assets disclosed above.


8. INTEREST INCOME (EXPENSE), NET

         In conjunction with a loan receivable the Company had interest income for the year ended December 31, 2003, of 12,378.

         The table below outlines the interest expense for the year ended December 31, 2003

         Notes Payable - $725,000
              Amortization of discount on notes payable            $ 190,987
              Contractual interest                                    76,156
              Beneficial conversion features                          38,006

         Notes Payable - $3,500,000
              Contractual interest and discount on notes payable      50,646
              Beneficial conversion features                          85,294



         Other                                                         6,674
                                                                     -------

                  Total                                            $ 447,763
                                                                     =======



9. STOCK-COMPENSATION EXPENSE

         In July 2003, Knightsbridge issued 3,313,250 shares of stock to various parties, who had or would provide services to Knightsbridge, through a stock subscription agreement for $0.001 per share. Subsequently in August 2003, Knightsbridge was acquired by the Company pursuant to a share exchange. As a result of the share exchange between the parties, Knightsbridge used the difference between the average first day trading price split adjusted and the issuance price of the stock issued by Knightsbridge in the stock subscription agreement as the estimate of the value given. Knightsbridge believes that use of an amount based on the initial public trading value of the stock, immediately following announcement of the reverse merger, was reasonably indicative of the value of the shares as a private Company shortly before the finalization of its plans to effectuate a recapitalization as a public company. In addition, as disclosed in Note 12, Paul Gardner received 986,700 shares. Also, in the fourth quarter of 2003 Company directors received 575,000 unvested shares and in the third quarter, consultants received 130,000 shares and 100,000 warrants. These shares and warrants were valued were based on the quoted marketprice of the shares on the grant dates. The consultant shares are earned on a monthly basis. These transactions resulted in the recording of additional stock compensation expense of $2,973,662 on the statement of operations and prepaid stock compensation expense in stockholders' equity at December 31, 2003 totaling $928,325.


10. BUSINESS COMBINATIONS

         On February 17, 2003, Knightsbridge purchased a 56% share position in Dominion Wines International (Dominion), an Australian wine distributor, for $17,501. This acquisition was financed by the issuance of 1,000,000 shares of Knightsbridge, valued at $17,501 and Knightsbridge recorded $13,750 Minority Interest. This transaction is part of the company's strategy to build a diversified wine company. The result of operations of Dominion is included in the consolidated statement of operations from the date of acquisition. For financial reporting purposes, this acquisition was accounted for as a purchase business combination and this stock issuance was accounted for as a non-cash investing activity.

         On November 6, 2003, the company's wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (KFWBA) acquired 100% of Bodegas y Venedos Anguinan S.A. (Bodegas). The purchase price consisted of a combination of $357,407 (USD) (including $157,407 of transaction costs, one million shares of the company's restricted common stock and a put option (defined below). The purchase price was paid to the former shareholders' of Bodegas Anguinan Winery.

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

         As a consequence of this reevaluation, the Company considers the put options to be a security price based contingency as defined in SFAS 141 - Business Combinations ("SFAS 141"). The Company is hereby restating the financial statements for the year ended December 31, 2003 to reflect the cost of the Bodegas acquisition as the cash expended of $357,407 (USD), including $157,407 of transaction costs and one million shares of the company's restricted common stock valued at $2,500,000 ($2.50 per share) pursuant to the agreement. This results in the following changes to previously reported amounts - removal of the put option liability shown as $1,534,825 ($167,886 current, $1,366,939 non-current) at December 31, 2003. The initial recorded valuation of property and equipment acquired in the transaction has been restated at an amount $861,033 lower than originally reported, additional paid-in-capital has been increased by $600,000, interest expense and depreciation expense has been reduced by $73,792 and $6,747 respectively for the year-ended December 31, 2003. This results in the following changes to shareholders' equity at December 31, 2003 and to net loss for the year then ended:
                                                                    December 31,
                                                                        2003
Shareholders'
   equity   -  as originally reported                               3,169,867
                       -  increase                                    680,539
                                                                   ------------
                       -  as restated                               3,850,406

Net loss    -  as originally reported                               (5,123,324)
                       -  decrease                                      80,539
                                                                   ------------
                       -  as restated                               (5,042,785)

Loss per share         -  as originally reported                    (0.21)
                       -  increase                                  -----
                       -  as restated                               (0.21)

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

         The allocation of the acquisition costs of the acquired subsidiaries follow:

                                            Bodegas y Venedos  Dominion Wines
                                               Anguinan         International
                                            November 6, 2003   February 17, 2003

         Cash                                $       -          $      7,378
           Accounts receivable                     37,583             26,688
         Inventory                                400,999
         Other current assets                      20,709              7,040

                                                   ------              -----

         Total current assets                     459,291             41,106

         Property, plant and equipment          2,540,795               -
         Other assets                               3,570               -
                                             ------------       ------------
         Total assets                           3,003,656             41,106

         Liabilities assumed                     (146,249)            (9,855)

         Minority Interest                           -               (13,750)
                                             ------------       ------------
         Total allocation of acquisition
          cost                               $  2,857,407       $     17,501
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



                                         2003 Pro Forma      2002 Pro Forma
                                         --------------      --------------


Revenue                                    $    850,677          $  358,196

Net loss                                   $ (5,341,365)         $ (260,551)

Basic and diluted loss per common share          ($0.21)             ($0.04)



11. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         Purchase of assets in subsidiaries in exchange for:


                Stock (subject to put option)              $2,500,000
                                                            =========

         Stock Issued for Prepaid Compensation              $  928,325
                                                            ==========
         Warrants issued as deferred financing costs        $  206,400
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

Employment Agreements

         On February 20, 2003, Knightsbridge entered into an employment agreement with Mr. Paul Gardner as an executive of Knightsbridge effective March 1, 2003. Mr. Gardner was to serve at the pleasure of the Board of Directors. Mr. Gardner's compensation will be $125,000 (Australian Dollars) (US $166,200 at December 31, 2003) per annum along with other similar employee benefits as offered to employees of the Company. In addition Mr. Gardner received 986,700 shares of stock of Knightsbridge valued at US $22,800.

         On June 1, 2003 Knightsbridge entered into an employment agreement with Mr. Joe Carr as an executive of Knightsbridge effective June 1, 2003. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation will be US $125,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Carr also received a stock grant of 350,000 shares of stock of Knightsbridge.


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

Litigation

         On April 14, 2004, a complaint was filed by California Wine Company ("Stonegate"), as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff seeks damage in excess of $2.5 million. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. The plaintiff and the Company are currently in settlement negotiations. The Company has not accrued an allowance for a loss in this matter, as there is no reason to believe that a loss is probable. Due to the uncertainties of litigation, it is, however, reasonably possible that an unfavorable outcome, resulting in a loss, will occur, although the amount of such an effect cannot currently be estimated.

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

     Kirkland Knightsbridge Acquisition

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


Senior Secured Convertible Note Financing


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

16. SEGMENT REPORTING


        At December 31, 2003, the Company had two reportable segments located in the United States and Argentina. Approximately 47% of the assets were located in Argentina but approximately 1% of the net loss and 5% of sales were from Argentina. Since the Argentine segment was owned by the Company for less than two months during the year ended December 31, 2003, any additional disclosure would not be significant.


17. FOREIGN OPERATIONS


       The Company's share of the net assets held outside of the United States totaled approximately $2,785,000 at December 31, 2003.

18.      RESTATEMENT

         These financial statements have been restated from the version originally filed. The restatement principally involves the accounting for the acquisition of the Bodegas acquisition, particularly the put option granted to the sellers, as described in Note 10. There were also changes to certain disclosures in Notes.



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

                                        Date:    November 2, 2004

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

                                         By:    /s/ Joel Shapiro
                                                  ------------------------------
                                                  Joel Shapiro,
                                                  Principal Financial and
                                                  Accounting Officer

                                        Date:     November 2, 2004

                                        By:
                                                 -------------------------------
                                                  Anthony J.A. Bryan,
                                                  Director

                                        Date:     November 2, 2004

                                        By:    /s/ Phillip E. Pearce
                                                 -------------------------------
                                                 Phillip E. Pearce
                                                 Director

                                        Date:    November 2, 2004

                                        By:    /s/ Charles Marin
                                                 -------------------------------
                                                 Charles Marin
                                                 Director, Controller

                                        Date:    November 2, 2004

                                        By:
                                                 -------------------------------
                                                   Larry Kirkland
                                                   Director

                                        Date:    November 2, 2004

                                        By:
                                                 -------------------------------
                                                   Joseph Carr
                                                   President

                                        Date:    November 2, 2004

                                        By:    /s/ Michael Jueb
                                                 -------------------------------
                                                   Michael Jueb
                                                   Director

                                        Date:    November 2, 2004

EXHIBIT 3.2

              CERTIFICATE OF AMENDMENT TO ARTICLES OF INCORPORATION
                                       FOR
                          TECH-NET COMMUNICATIONS, INC.


    Pursuant to the provisions under the Nevada Revised Statutes 78.385 and 78.390, the undersigned hereby adopts the following Articles of Amendment for TECH-NET COMMUNICATIONS INC. (the "Company"):

1. Name of the Corporation: Tech-Net Communications, Inc.

2. The articles have been amended as follows:

ARTICLE I

    The name of the Corporation is Knightsbridge Fine Wines, Inc.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provision of the articles of incorporation have voted in favor of the amendment is 7,994,025 (15,988,050 post-split) shares representing 53.4% of the outstanding shares.


Signatures


------------------------
Joel Shapiro
Chairman, President, CEO

EXHIBIT 10.11
                              EMPLOYMENT AGREEMENT


                AGREEMENT made as of this 20th day of February, 2003 by and between KNIGHTSBRIDGE FINE WINES, INC., a Nevada corporation, with an address at 65 Shrewsbury Road, Livingston, New Jersey 07039 (the "Corporation") and PAUL GARDNER, residing at 13 Lileura Avenue, Beaumaris, Victoria 3193, Australia (Gardner).

                               W I T N E S S E T H

                WHEREAS,   the  Corporation  wishes  to  employ  Gardner  as  an
executive employee of the Corporation on a full time basis and Gardner wishes to accept such employment; and

                WHEREAS, the Corporation considers the availability of Gardner's services to be important to the successful conduct of the Australian operations of the Corporation's business and desires to secure for itself the availability of his services; and

                WHEREAS,   Gardner   desires  to  become  an   employee  of  the
Corporation and serve in such capacities and perform all such duties as the Board of Directors of the Corporation shall assign.

                NOW THEREFORE, in consideration of the premises and mutual covenants and obligations hereinafter set forth the Corporation and Gardner hereby agree as follows:

                1. Employment. The Corporation hereby employs Gardner on a full time basis as an executive employee of the Corporation and Gardner hereby accepts such full time employment, on the terms and conditions hereinafter set forth. The Corporation agrees that, as his initial position hereunder, contemporaneously herewith, the Board of Directors of the Corporation shall initially elect Gardner to the office of Chief Marketing Officer of the Corporation. Gardner shall have such titles and such authority as, in the opinion of the Board of Directors of the Corporation, is necessary or appropriate for him to carry out his duties and obligations under this Agreement.

                2. Services. During the term hereof, Gardner shall use his best efforts and devote all of the necessary business time and attention to the performance of such responsibilities and duties.

                3. Term.
                   (a) Except as otherwise provided in this Agreement to the contrary, the terms and conditions of this Agreement, and Gardner's employment hereunder, shall be and remain in effect during the period of employment

("Employment Period") established under this Section 3. The Employment Period shall be for a term commencing on March 1, 2003 until such time as such employment is terminated by the Board of Directors of the Corporation. It being understood and agreed that the employment of Gardner is totally, in all respects, at the pleasure of the Board of Directors of the Corporation.

                   (b)   Notwithstanding   anything  herein   contained  to  the
contrary, Gardner's employment with the Corporation may be terminated during the Employment Period, with or without cause.

                4. Compensation. In consideration for services rendered by Gardner under this Agreement, the Corporation shall pay to Gardner a base salary ("Base Salary") at an annual rate equal to A$125,000 Dollars (A$125,000) per annum payable in equal monthly installments or in such other manner as the parties shall mutually agree.

                5. Employee Benefits Plans. Except as otherwise provided in this Agreement, Gardner shall, during the Employment Period, be treated as an employee of the Corporation and be entitled to participate in and receive benefits under any employee benefit plan, fringe benefit plan, retirement or pension plan, incentive savings plan, stock option and appreciation rights plan, or any other incentive compensation plan instituted and maintained from time to time by the Corporation, in accordance with the terms and conditions of such employee benefit and compensation plans and programs, which may by their terms exclude certain categories of full time and/or executive employees.

                6. Working Facilities and Expenses.

                   (a)  Gardner's   principal  place  of  employment   shall  be
initially located in Australia. Gardner shall spend approximately six months per year in the United States overseeing US marketing operations.

                   (b) Business and Travel. The Corporation shall reimburse Gardner for his ordinary and necessary business expenses, including without limitation, travel and entertainment expenses, incurred in connection with the performance of his duties under this Agreement, upon timely presentation to the Corporation of an itemized account of such expenses in such form as the Corporation may reasonably require.

                7. Termination. Upon the termination of Gardner's employment with the Corporation, the Corporation shall pay and provide to Gardner (i) his earned but unpaid Base Salary through the date of termination and (ii) the benefits, if any, to which he is entitled as a former full time employee under the Corporation's employee plans and programs and compensation plans and programs described in Section 5. All compensation and benefits shall cease on and as of the date of any such termination. The Corporation and Gardner hereby stipulate that the payments and benefits provided under this Section 7 are reasonable under the circumstances for all purposes. Upon termination, Gardner shall be offered to re-purchase his laptop computer and fax machine at market values.

                8. Termination For Cause. The Corporation shall be entitled to terminate Gardner's employment with the Corporation at any time: (a) for cause which for purposes of this Agreement shall mean a discharge because Gardner: (i) has intentionally engaged in dishonest conduct in connection with his performance of services for the Corporation or has been convicted of a felony;
(ii) is in any way enjoined or otherwise prohibited from performing any or all of his duties hereunder as the result of the enforcement or attempted enforcement of any restrictive agreement entered into by Gardner at any time in the past, present or future; (iii) has materially breached the terms of this Agreement and he fails to cure such breach within sixty (60) days following written notice thereof from the Corporation; or (b) Gardner's death or disability (as used herein "disability" shall mean mental or physical incapacity which prevents Gardner from actively fulfilling his duties hereunder for a period of four (4) months in any consecutive twelve (12) month period). All compensation and benefits shall cease on and as of the date of any such termination for cause. The Corporation and Gardner hereby stipulate that the payments and benefits provided under this Section 8 are reasonable under the circumstances for all purposes.

                9. Termination Without Cause. The Board of Directors may terminate the employment of Gardner at any time on and after the Trigger Date, with or without cause, in its sole and absolute discretion. All compensation and benefits shall cease on and as of the date of any such termination. Gardner shall be paid a six month salary severance package if terminated without cause.

                9. Non-Competitive Restrictions.

                   (a) During the Term of this Agreement, Gardner shall not directly or indirectly in any capacity engage in any business nor render any services to or for any person, firm or corporation engaged in the Corporation's business other than the Corporation, except as and to the extent authorized by the Board of Directors of the Corporation or its successor in interest;

                   (b) During the Term of this Agreement and for a period of eighteen (18) months immediately following the termination of this Agreement for any reason whatsoever (including expiration), Gardner shall not for any reason whatsoever, directly or indirectly, for himself or on behalf of, or in conjunction with, any other person, persons, company, partnership, corporation or business entity, whether profit or not-for-profit:

                                  (i) Call upon, contact,  divert,  influence or
                         solicit or attempt to call upon, contact, divert, influence or solicit any customer or customers of the Corporation, any subsidiary of the Corporation and/or its successor in interest (together, hereinafter sometimes referred to as the Covenant Entities);

                                  (ii) divulge the names and addresses or any information concerning any customer of or supplier of goods and/or services to the Covenant Entities; and/or

                                  (iii) own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management, operation or control of the same, similar, or related line of business as that now or at any time during the term of this Agreement carried on by any of the Covenant Entities.


                   (c) Gardner represents and warrants to each of the Covenant Entities that he has substantial experience and abilities in various other fields of endeavor and that any such restrictions will not have a material adverse impact on his ability to obtain and maintain gainful employment should his employment with any Covenant Entity be terminated or otherwise end.

                   (d) In the event it is determined by a court of competent jurisdiction that any provision of this Section 9 exceeds the time, geographic or other limitations permitted by the governing law of this Agreement or any other applicable law in any jurisdiction, then such provision shall be deemed limited to the maximum time, geographic or other limitations permitted by applicable law and the remainder of this Section 9 shall remain valid and in effect.

                   (e) This Section shall in no way limit the other remedies available to the Corporation in accordance with any other Section hereof or any applicable laws.

                10. Confidentiality and Non-Disclosure.

                   (a) As the result of his duties Gardner will have access to some or all of the confidential information pertaining to the Covenant Entities businesses. It is agreed that Confidential Information of the Covenant Entities includes, but is not limited to:

                                  (i) The ideas, methods, techniques, formats,
                         formulae, specifications, procedures, designs, processes, systems, control, data and software and/or hardware products which are unique or proprietary to, or a trade secret of any of the Covenant Entities;

                                  (ii) all customer, pricing, financial and marketing information pertaining to the businesses of any of the Covenant Entities;

                                  (iii) all operations, sales, training and other knowledge or materials utilized in the businesses of any of the Covenant Entities;

                                  (iv) all other information now in existence or
                         developed in the future which is similar in nature to any of the foregoing; and

                                  (v)  all   information   which  is  marked  as
                         confidential or explained to be confidential or which, by its nature, is confidential.

                   (b) Gardner understands that he will necessarily have access to some or all of the Confidential Information. Gardner recognizes the importance of protecting the Confidentiality and secrecy of the Confidential
Information and, therefore, agrees to use his best efforts to protect the Confidential Information from unauthorized disclosure to other persons. Gardner understands that protecting the Confidential Information from unauthorized disclosure is critically important to the success and competitive advantage of each of the Covenant Entities and that the unauthorized disclosure of the Confidential Disclosure would greatly damage the Covenant Entities.

                   (c) Gardner agrees not to disclose any Confidential Information to others or use any Confidential Information for his own benefit without the express written consent of the Board of Directors of the Corporation or governing body of the Covenant Entity to which such Confidential Information belongs. Gardner agrees to immediately return all Confidential Information, including any copies in his possession upon the request of the Board of Directors of the Corporation or the governing body of the Covenant Entity to which such Confidential Information belongs.

                11. Enforcement of Covenants.

                   (a) The covenants set forth herein on the part of Gardner shall be construed as an agreement independent of any other provision in this Agreement and the existence of any claim or cause of action of Gardner against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by any of the Covenant Entities of the Covenants contained herein.

                   (b) Employee acknowledges that irreparable damage will result to the Covenant Entities in the event of the breach of any covenant contained herein and Gardner agrees that in the event of such breach, any one or more of the Covenant Entities affected by such breach shall be entitled, in addition to any and all other legal or equitable remedies and damages, to a temporary and/or permanent injunction to restrain the violation thereof by Gardner and all of the persons acting for or with Gardner.

                                  (c) It is specifically understood and agreed
by Gardner that each of the
Covenant Entities shall have the right to enforce the provisions of this Section 11 as against Gardner as it relates to such any such entity

                12. Representations and Warranties; Investigation.

                   (a) Gardner represents and warrants that he is not now and will not be on the date of commencement of this Agreement a party to any agreement, contract or understanding, whether of employment, agency, or otherwise, which would in any way conflict with, restrict or prohibit Gardner from undertaking and performing his duties in accordance with the terms and provisions of this Agreement, and that Gardner has the full right and power to enter into and to perform this Agreement in accordance with its terms and provisions.

                   (b) Gardner agrees that before and at any time during his employment that the Corporation, in its discretion, may investigate Gardner's background to confirm that Gardner has not filed for bankruptcy (or similar debt relief status) and has no prior criminal record. For this purpose, Gardner specifically hereby authorizes the Corporation to obtain such background checks and other information as may be useful.

                13. Successors and Assigns. This Agreement will inure to the benefit of and be binding upon Gardner, his legal representatives, heirs and successors, and the Corporation, its successors and assigns, including any successor by a merger or consolidation or statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Corporation may be sold or otherwise transferred.

                14. Notices. Any communication to a party required or permitted under this Agreement including any notice, direction, designation, consent, instruction, objection or waiver shall be in writing and shall be deemed to be given at such time as it is delivered personally, or the earlier of (i) five days after sending or (ii) one day after the first attempted delivery on a non-holiday weekday in the locality of the noticed party (as indicated on a return receipt or records of the carrier), if sent, all fees and charges prepaid, by US Postal Service Express Mail, return receipt requested, or by a recognized international Package expedited delivery service (e.g. Fedex, DHL and companies of similar stature) requiring a receipt against delivery, in each case addressed to such party at the address listed below or at such other address as one such party may by written notice specify to the other:

           If to  Gardner:

           Paul Gardner
           13 Lileura Avenue
           Beaumaris, Victoria
           3193
           Australia





                         -With a copy by like notice to-



           If to the Corporation:      Knightsbridge Fine Wines, Inc.
                                       c/o Joel A. Shapiro, Chairman
                                       65 Shrewsbury Road
                                       Livingston, New Jersey 07039

                         -With a copy by like notice to-

                                       Richard Rosenblum, Esq.
                                       Kaufman,, Feiner, Yamin, Gilden & Robbins
                                       777 Third Avenue 24th Floor
                                       New York, NY 10017


Additionally, notice may be given by facsimile transmission, but any such notice shall not be deemed given or effective unless such facsimile transmission is acknowledged as to receipt in a return facsimile or other writing from the noticed party and, if so acknowledged, shall be deemed effective as of the date of such acknowledgment.


                15. Limited Recourse. Gardner agrees that he shall look only to the Corporation for performance of any obligations hereunder and that he shall have and seek no recourse against any officer, director and/or shareholder of the Corporation.

                16. Severability. A determination that any provision of this

Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

                17. Waiver. Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment of any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

                18. Survival. Any provisions in this Agreement that by their nature encompass obligations extending beyond the termination of this Agreement shall survive the termination of this Agreement.

                19. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to conflicts of law principles.

                20. Headings. The headings of Sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any Section. Any reference to a Section number shall refer to a Section of this Agreement, unless otherwise stated.

                21. Entire Agreement; Modifications. This instrument contains the entire Agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior Agreements, understandings or representations relating to the subject matter hereof. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

                IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its an officer thereof, thereunto duly authorized, and Gardner has hereunto set his hand, both as of the date and year first written above.

                                            KNIGHTSBRIDGE FINE WINES, INC., a
                                            Nevada corporation




                                            By:
                                                --------------------------
                                                Joel A. Shapiro, Chairman


                                                --------------------------
                                                Paul Gardner, Individually

                              EMPLOYMENT AGREEMENT
                              --------------------


                AGREEMENT made as of this 27th day of June, 2003 by and between KNIGHTSBRIDGE FINE WINES, INC., a Nevada corporation, with an address at 65 Shrewsbury Road, Livingston, New Jersey 07039 (the "Corporation") and JOESEPH L. CARR, residing at 659 Western Ave, Albany N.Y 12203 ("Carr").

                               W I T N E S S E T H

                WHEREAS, the Corporation seeks the employment of Car as its Executive Vice-President Sales and Marketing because of his presidency of Mildara Blass Wines, Inc.; his extensive knowledge of the wine industry and the methods of sales and marketing wines; his knowledge of the wine industry and the methods of sales and marketing wines; his knowledge of price points, customers and the wholesale wine industry; and

                WHEREAS, the Corporation wishes to employ Carr as an executive employee of the Corporation on a full time basis and Carr wishes to accept such employment; and

                WHEREAS, the Corporation considers the availability of Carr's services to be important to the successful conduct of the operations of the Corporation's business and desires to secure for itself the availability of his services; and

                WHEREAS, Carr desires to become an employee of the Corporation and serve in such capacities and perform all such duties as the Board of Directors of the Corporation shall assign.

                NOW THEREFORE, in consideration of the premises and mutual covenants and obligations hereinafter set forth the Corporation and Carr hereby agree as follows:

                1. Employment. The Corporation hereby employs Carr on a full time basis as an executive employee of the Corporation and Carr hereby accepts such full time employment, on the terms and conditions hereinafter set forth. The Corporation agrees that, as his initial position hereunder, contemporaneously with the commencement of term of employment (as hereinafter defined), the Board of Directors of the Corporation shall initially elect Carr to the office of Executive Vice President of Sales & Marketing. Carr shall have such titles and such authority as, in the opinion of the Board of Directors of the Corporation, is necessary or appropriate for him to carry out his duties and obligations under this Agreement.

                2. Services. During the term hereof, Carr shall use his best efforts and devote all of the necessary business time and attention to the performance of such responsibilities and duties.

                3. Term.

                         (a) Except as otherwise provided in this Agreement to
the contrary, the terms and conditions of this Agreement, and Carr's employment hereunder, shall be and remain in effect during the period of employment ("Employment Period") established under this Section 3. The Employment Period shall be for a term commencing on July 1, 2003 until such time as such employment is terminated by the Board of Directors of the Corporation. It being understood and agreed that the employment of Carr is totally, in all respects, at the pleasure of the Board of Directors of the Corporation.

                         (b) Notwithstanding anything herein contained to the
contrary, Carr's employment with the Corporation may be terminated during the Employment Period, with or without cause.

                4. Compensation. In consideration for services rendered by Carr under this Agreement, the Corporation shall pay to Carr a base salary ("Base Salary") at an annual rate equal to One Hundred Thirty Thousand Dollars ($130,000) per annum payable in equal monthly installments or in such other manner as the parties shall mutually agree. As a signing bonus, Mr. Carr shall be issued 100,000 shares of common stock in Knightsbridge Fine Wines, and a five year warrant to purchase 0ne hundred thousand (100,000) shares exercisable at $4.00 per share. This warrant to shall vest immediately upon execution of this agreement and is non-revocable. The Corporation further agrees that in addition to the above referenced Base Salary and Signing Bonus, Carr shall also be entitled to a bonus plan to be mutually agreed upon by himself and the Board of Directors and subject of a separate document which shall be made a part hereof as is set forth in full herein.

                5. Employee Benefits Plans. Except as otherwise provided in this Agreement, Carr shall, during the Employment Period, be treated as an employee of the Corporation and be entitled to participate in and receive benefits under any employee benefit plan, fringe benefit plan, retirement or pension plan, incentive savings plan, stock option and appreciation rights plan, or any other incentive compensation plan instituted and maintained from time to time by the Corporation, in accordance with the terms and conditions of such employee benefit and compensation plans and programs, which may by their terms exclude certain categories of part time and/or executive employees.

                6. Working Facilities and Expenses.

                         (a) Carr's principal place of employment shall be
initially located in New York.
                         (b) Automobile. The Corporation shall provide Carr with
a monthly car allowance of Five Hundred Dollars ($500.00), for each month during the Employment Period, subject to increase in the sole and absolute discretion of the Board of Directors

                         (c) Business and Travel. The Corporation shall
reimburse Carr for his ordinary and necessary business expenses, including without limitation, travel and entertainment expenses, incurred in connection with the performance of his duties under this Agreement, upon timely presentation to the Corporation of an itemized account of such expenses in such form as the Corporation may reasonably require.

                         (d) Vacation:  Mr. Carr shall be entitled  to a minimum
of four weeks paid vacation per year, which accrual shall commence immediately upon execution of this agreement. No more than one week in any quarter may be taken without prior approval from the CEO or COO.

                7. Termination. The Corporation shall be entitled to terminate Carr's employment with the Corporation at any time, with or without cause, in the sole and absolute discretion of the Board of Directors of the Corporation. Upon the termination of Carr's employment with the Corporation, the Corporation shall pay and provide to Carr (i) his earned but unpaid Base Salary through the date of termination and (ii) the benefits, if any, to which he is entitled as a former full time employee under the Corporation's employee plans and programs and compensation plans and programs described in Section 5 ("Accrued but Unpaid Compensation"). All compensation and benefits shall cease on and as of the date of any such termination. The Corporation and Carr hereby stipulate that the payments and benefits provided under this Section 7 are reasonable under the circumstances for all purposes.

                8. Termination For Cause. If the Corporation shall have terminated Carr's employment, in its sole and absolute discretion: (a) for cause which for purposes of this Agreement shall mean a discharge because Carr: (i) has intentionally engaged in dishonest conduct in connection with his performance of services for the Corporation or has been convicted of a felony;
(ii) is in any way enjoined or otherwise prohibited from performing any or all of his duties hereunder as the result of the enforcement or attempted enforcement of any restrictive agreement entered into by Carr at any time in the past, present or future; (iii) has materially breached the terms of this Agreement and he fails to cure such breach within sixty (60) days following written notice thereof from the Corporation; or (b) Carr's death or disability (as used herein "disability" shall mean mental or physical incapacity which prevents Carr from actively fulfilling his duties hereunder for a period of four
(4) months in any consecutive twelve (12) month period). All compensation and benefits shall cease on and as of the date of any such termination for cause and Carr shall only receive his Accrued but Unpaid Compensation. The Corporation and Carr hereby stipulate that the payments and benefits provided under this Section 8 are reasonable under the circumstances for all purposes.

                9. Termination Without Cause. If Board of Directors shall have terminated the employment of Carr at any time, in its sole and absolute discretion, without all compensation and benefits shall cease on and as of the date of any such termination. In such event Carr shall receive his Accrued but Unpaid Compensation as provided for in paragraph 7 and, in addition, Carr shall be paid a severance payment equal to six month of his base salary in effect on the date prior to his termination without cause. The Corporation and Carr hereby stipulate that the payments and benefits provided under this Section 9 are reasonable under the circumstances for all purposes. However, if control of the Corporation is changed during the period commencing on the date hereof and ending on the third anniversary of this agreement, the Corporation hereby agrees to retain the services of Carr for a minimum of three (3) years from the date of such control change without any reduction in compensation (Base Salary/Bonus Plan/Automobile Allowance) or in the alternative , the Corporation shall make a one-time payment to Carr equivalent to the aggregate of the following: three years of the then Base Salary (as of the date of such change in control or acquisition date) plus three (3) times the highest bonus earned in one of the previous five (5) years plus three (3) years of automobile allowance. Such payment, if elected, shall be made within ten (10) days of termination.

                10. Non-Competitive Restrictions.

                         (a) During the Term of this Agreement, Carr shall not
directly or indirectly in any capacity engage in any business nor render any services to or for any person, firm or corporation engaged in the Corporation's business other than the Corporation, except as and to the extent authorized by the Board of Directors of the Corporation or its successor in interest;

                         (b) During the Term of this Agreement and for a period
of six (6) months immediately following the termination of this Agreement for any reason whatsoever (including expiration), Carr shall not for any reason whatsoever, directly or indirectly, for himself or on behalf of, or in conjunction with, any other person, persons, company, partnership, corporation or business entity, whether profit or not-for-profit:

                                  (i) Call upon, contact,  divert,  influence or
                         solicit or attempt to call upon, contact, divert, influence or solicit any customer or customers of the Corporation, any subsidiary of the Corporation and/or its successor in interest (together, hereinafter sometimes referred to as the Covenant Entities);

                                  (ii) divulge the names and addresses or any information concerning any customer of or supplier of goods and/or services to the Covenant Entities; and/or

                                  (iii) own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management, operation or control of the same, similar, or related line of business as that now or at any time during the term of this Agreement carried on by any of the Covenant Entities.


                         (c) Carr represents and warrants to each of the
Covenant Entities that he has substantial experience and abilities in various other fields of endeavor and that any such restrictions will not have a material adverse impact on his ability to obtain and maintain gainful employment should his employment with any Covenant Entity be terminated or otherwise end.

                         (d) In the event it is determined by a court of
competent jurisdiction that any provision of this Section 10 exceeds the time, geographic or other limitations permitted by the governing law of this Agreement or any other applicable law in any jurisdiction, then such provision shall be deemed limited to the maximum time, geographic or other limitations permitted by applicable law and the remainder of this Section 9 shall remain valid and in effect.

                         (e) This Section shall in no way limit the other
remedies available to the Corporation in accordance with any other Section hereof or any applicable laws.

                11. Confidentiality and Non-Disclosure.

                         (a) As the result of his duties Carr will have access
to some or all of the confidential information pertaining to the Covenant Entities businesses. It is agreed that Confidential Information of the Covenant Entities includes, but is not limited to:

                                  (i) The ideas, methods,  techniques,  formats,
                         formulae, specifications, procedures, designs, processes, systems, control, data and software and/or hardware products which are unique or proprietary to, or a trade secret of any of the Covenant Entities;

                                  (ii) all customer, pricing, financial and marketing information pertaining to the businesses of any of the Covenant Entities;

                                  (iii) all operations, sales, training and other knowledge or materials utilized in the businesses of any of the Covenant Entities;

                                  (iv) all other information now in existence or
                         developed in the future which is similar in nature to any of the foregoing; and

                                  (v)  all   information   which  is  marked  as
                         confidential or explained to be confidential or which, by its nature, is confidential.

                         (b) Carr understands that he will necessarily have
access to some or all of the Confidential Information. Carr recognizes the importance of protecting the Confidentiality and secrecy of the Confidential
Information and, therefore, agrees to use his best efforts to protect the Confidential Information from unauthorized disclosure to other persons. Carr understands that protecting the Confidential Information from unauthorized disclosure is critically important to the success and competitive advantage of each of the Covenant Entities and that the unauthorized disclosure of the Confidential Disclosure would greatly damage the Covenant Entities.

                         (c) Carr agrees not to disclose any Confidential
Information to others or use any Confidential Information for his own benefit without the express written consent of the Board of Directors of the Corporation or governing body of the Covenant Entity to which such Confidential Information belongs. Carr agrees to immediately return all Confidential Information, including any copies in his possession upon the request of the Board of Directors of the Corporation or the governing body of the Covenant Entity to which such Confidential Information belongs.

                12. Enforcement of Covenants.

                         (a) The covenants set forth herein on the part of Carr
shall be construed as an agreement independent of any other provision in this Agreement and the existence of any claim or cause of action of Carr against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by any of the Covenant Entities of the Covenants contained herein.

                         (b) Employee acknowledges that irreparable damage will
result to the Covenant Entities in the event of the breach of any covenant contained herein and Carr agrees that in the event of such breach, any one or more of the Covenant Entities affected by such breach shall be entitled, in addition to any and all other legal or equitable remedies and damages, to a temporary and/or permanent injunction to restrain the violation thereof by Carr and all of the persons acting for or with Carr.

                         (c) It is specifically understood and agreed by Carr
that each of the Covenant Entities shall have the right to enforce the provisions of this Section 12 as against Carr as it relates to such any such entity

                13. Representations and Warranties; Investigation.

                         (a) Carr represents and warrants that he is not now
and will not be on the date of commencement of this Agreement a party to any agreement, contract or understanding, whether of employment, agency, or otherwise, which would in any way conflict with, restrict or prohibit Carr from undertaking and performing his duties in accordance with the terms and provisions of this Agreement, and that Carr has the full right and power to enter into and to perform this Agreement in accordance with its terms and provisions.

                         (b) Carr agrees that before and at any time during his
employment that the Corporation, in its discretion, may investigate Carr's background to confirm that Carr has not filed for bankruptcy (or similar debt relief status) and has no prior criminal record. For this purpose, Carr specifically hereby authorizes the Corporation to obtain such background checks and other information as may be useful.

                14. Successors and Assigns. This Agreement will inure to the benefit of and be binding upon Carr, his legal representatives, heirs and successors, and the Corporation, its successors and assigns, including any successor by a merger or consolidation or statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Corporation may be sold or otherwise transferred.

                15. Notices. Any communication to a party required or permitted under this Agreement including any notice, direction, designation, consent, instruction, objection or waiver shall be in writing and shall be deemed to be given at such time as it is delivered personally, or the earlier of (i) five days after sending or (ii) one day after the first attempted delivery on a non-holiday weekday in the locality of the noticed party (as indicated on a return receipt or records of the carrier), if sent, all fees and charges prepaid, by US Postal Service Express Mail, return receipt requested, or by a recognized international Package expedited delivery service (e.g. FedEx, DHL and companies of similar stature) requiring a receipt against delivery, in each case addressed to such party at the address listed below or at such other address as one such party may by written notice specify to the other:


                If to Carr:               Joe Carr
                                          659 Western Ave, Albany N.Y 12203

                                  -With a copy by like notice to-

                                          Daniel A. Enring, Esq.
                                          274 Delaware Avenue
                                          Albany, NY 12201-1457


                If to the Corporation:    Knightsbridge Fine Wines, Inc.
                                          c/o Joel A. Shapiro, Chairman
                                          65 Shrewsbury Road
                                          Livingston, New Jersey 07039

                                  -With a copy by like notice to-

                                          Richard H.  Rosenblum, Esq.
                                          Kaufmann, Feiner, Yamin,
                                           Gildin & Robbins, LLP
                                          777 Third Avenue - 24th Floor
                                          New York, New York 10017


Additionally, notice may be given by facsimile transmission, but any such notice shall not be deemed given or effective unless such facsimile transmission is acknowledged as to receipt in a return facsimile or other writing from the noticed party and, if so acknowledged, shall be deemed effective as of the date of such acknowledgment.

                16. Limited Recourse. Carr agrees that he shall look only to the Corporation for performance of any obligations hereunder and that he shall have and seek no recourse against any officer, director and/or shareholder of the Corporation.

                17. Severability. A determination that any provision of this

Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

                18. Waiver. Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment of any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

                19. Survival. Any provisions in this Agreement that by their nature encompass obligations extending beyond the termination of this Agreement shall survive the termination of this Agreement.

                20. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to conflicts of law principles.

                21. Headings. The headings of Sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any Section. Any reference to a Section number shall refer to a Section of this Agreement, unless otherwise stated.

                22. Entire Agreement; Modifications. This instrument contains the entire Agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior Agreements, understandings or representations relating to the subject matter hereof. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

                IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its an officer thereof, thereunto duly authorized, and Carr has hereunto set his hand, both as of the date and year first written above.

                                               KNIGHTSBRIDGE FINE WINES, INC., a
                                               Nevada corporation


                                        By: /s/ Joel A. Shapiro
                                                -------------------------
                                                Joel A. Shapiro, Chairman


                                            /s/ Joe Carr
                                                -------------------------
                                                Joe Carr, Individually

EXHIBIT 14.1

                         KNIGHTSBRIDGE FINE WINES, INC.

                       CODE OF BUSINESS CONDUCT AND ETHICS
                       -----------------------------------


Our Company's reputation for honesty and integrity is the sum of the personal reputations of our directors, officers and employees. To protect this reputation and to promote compliance with laws, regulations and Company policies, the Board of Directors has adopted this Code of Business Conduct and Ethics. This Code is only one aspect of our commitment. You must be familiar with and comply with all Company policies.

This Code states the basic standards of ethics and conduct to which all of our directors, officers and employees are held. These standards are designed to deter wrongdoing and promote honest and ethical conduct, but will not cover all situations. There may be times when the law or local practice restrict your conduct to a greater extent than this Code. In these cases you must comply with the law or local custom and practice, whichever is more restrictive.

Those who violate the standards stated in this Code will be subject to disciplinary action.

    1. SCOPE
       -----
        You are subject to this Code if you are a director, officer or employee of the Company or any of its subsidiaries (or controlled entities).

    2. HONEST AND ETHICAL CONDUCT
       --------------------------
        We as a Company require honest and ethical conduct from everyone subject to this Code. Each of you has a responsibility to all other directors, officers, employees and to our Company itself, to act responsibly, in good faith and with competence and diligence. You are responsible to meet the Company's ethical and legal standards without misrepresenting material facts or allowing your independent judgment to be subordinated or compromised.

    3. COMPLIANCE WITH LAWS, RULES AND REGULATIONS
       -------------------------------------------
        You are required to comply with both the letter and spirit of all applicable governmental laws, rules and regulations. Although you are not expected to know the details of all applicable laws, rules and regulations, you are expected to seek advice from our Company's General Counsel if you have a question about any applicable laws, rules and regulations or if you are unsure whether certain conduct is illegal or unethical.

    4. CONFLICT OF INTEREST
       --------------------
        You must handle any actual or apparent conflict of interest in an ethical manner. Conflicts of interest are prohibited by Company policy and exist when a person's private interest interferes in any way with the interest of our Company. For example, taking actions or having interests that interfere with your ability to effectively and objectively perform your work for our Company is a conflict of interest. Conflicts of interest may also arise if you receive, or a member of your family receives, an improper personal benefit as a result of your position with the Company.

        Company policy prohibits conflicts of interest except under guidelines approved by the Board of Directors. The following standards apply to common situations where potential conflicts of interest may arise.

                  A. GIFTS AND ENTERTAINMENT
                     -----------------------
                  Personal gifts and entertainment offered by persons doing business with our Company may be accepted, when offered in the ordinary and normal course of the business relationship. However, the frequency and cost of any gifts or entertainment may not be so excessive that your ability to exercise independent judgment on behalf of our Company is or may appear to be compromised. Cash in any form is inappropriate and should not be accepted.

                  B. FINANCIAL INTERESTS IN OTHER ORGANIZATIONS
                     ------------------------------------------
                  The determination whether any outside investment, financial arrangement or other interest in another organization is improper depends on the facts and circumstances of each case. Your ownership of an interest in another organization may be inappropriate if the other organization has a material business relationship with, or is a direct competitor of, our Company and your financial interest is of such a size that your ability to exercise independent judgment on behalf of our Company is or may appear to be compromised. As a general rule, a passive investment would not likely be considered improper if it: (1) is in publicly traded shares; (2) represents less than 1% of the outstanding equity of the organization in question; and (3) represents less than 5% of your net worth. Other interests also may not be improper, depending on the circumstances.

                  C. OUTSIDE BUSINESS ACTIVITIES
                     ---------------------------
                  The determination of whether any outside position an employee may hold is improper will depend on the facts and circumstances of each case. Your involvement in trade associations, professional societies, and charitable and similar organizations will not normally be viewed as improper. However, if those activities are likely to take substantial time from or otherwise conflict with your responsibilities to our Company, you should obtain prior approval from your supervisor and the Human Resources Department. Other outside associations or activities in which you may be involved are likely to be viewed improper only if they would interfere with your ability to devote proper time and attention to your responsibilities to our Company or if your involvement is with another Company with which our Company does business or competes. For a director, employment or affiliation with a Company with which our Company does business or competes must be fully disclosed to our Company's Board of Directors and must satisfy any other standards established by applicable law, rule (including rules of a stock exchange, quotation system, OTC Bulletin Board or "pink sheets") or regulation and any other corporate governance guidelines that our Company may establish.

    5. CORPORATE OPPORTUNITIES
       -----------------------
        You are prohibited from personally utilizing a corporate opportunity unless the Board of Directors has declined to pursue that opportunity. You may not use corporate property, information, or position for personal gain, or to compete with our Company. You owe a duty to our Company to advance its legitimate interests whenever the opportunity to do so arises.

    6. FAIR DEALING
       ------------
        You should endeavor to deal fairly with our Company's suppliers, customers, competitors and employees and with other persons with whom our Company does business. You should not take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair-dealing practice.

    7. PUBLIC DISCLOSURES
       ------------------
        It is our Company's policy to provide full, fair, accurate, timely, and understandable disclosure in all reports and documents that we file with, or submit to, the Securities and Exchange Commission and in all other public communications made by our Company.

    8. CONFIDENTIALITY
       ---------------
        You should maintain the confidentiality of all confidential information entrusted to you by our Company or by persons with whom the Company does business, except when disclosure is authorized or legally mandated. Confidential information includes all non-public information that might be used by our competitors, or harmful to, our Company or persons with whom our Company does business, if disclosed.

    9. INSIDER TRADING
       ---------------
        If you have access to material, non-public information concerning our Company, you are not permitted to use or share that information for stock trading purposes or any purpose other than to conduct our Company's business. The prohibition on insider trading applies not only to our Company's securities, but also to securities of other companies if you learn of material, non-public information about these companies in the course of your duties to the Company. Violations of this prohibition against "insider trading" may subject you to criminal or civil liability, in addition to disciplinary action by our Company.


    10. PROTECTION AND PROPER USE OF COMPANY ASSETS
        -------------------------------------------
        You are responsible to protect our Company's assets and promote their efficient use. Theft, carelessness and waste have a direct impact on the profitability of the Company. Employees are obligated to protect the Company's assets including proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks and copyrights as well as business, marketing and service plans, engineering and marketing ideas, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information is a violation of Company policy and could also be illegal and result in civil or criminal penalties.

    11. INTERPRETATIONS AND WAIVERS OF THE CODE OF BUSINESS CONDUCT AND ETHICS
        ----------------------------------------------------------------------
        If you are unsure whether a particular activity or relationship is improper under this Code or requires a waiver of this Code, you should disclose it to our Company's General Counsel, Chief Executive Officer or President (or the Board of Directors or Audit Committee if you are a director), who will first make a determination whether a waiver of this Code is required and second, if required, whether a waiver will be granted. You may be required to agree to conditions before a waiver or a continuing waiver is granted. However, any waiver of this Code for an executive officer or director may only be made by the Company's Board of Directors (or the Nominating Committee of the Board of Directors) and will promptly be disclosed to the extent required by applicable law, rule (including any rule of a stock exchange, quotation system, OTC Bulletin Board or "pink sheets") or regulation.

    12. REPORTING ANY ILLEGAL OR UNETHICAL BEHAVIOR
        -------------------------------------------
        Any employee, including any supervisor, who receives a report of unethical or illegal behavior from a subordinate, should promptly report such violation of applicable laws, rules, regulations or this Code to a superior, our Company's General Counsel, Chief Executive Officer or President (or the Board of Directors or Audit Committee if you are a director). Any report or allegation of a violation of applicable laws, rules, regulations or this Code need not be signed and may be sent anonymously. All reports of violations of this Code, including those sent anonymously, will be promptly investigated and, if found to be credible and accurate, acted upon in a timely manner. If any report of wrongdoing relates to accounting or financial reporting matters, such report must be provided to a superior, our Company's General Counsel, Chief Executive Officer or President (or the Board of Directors or Audit Committee if you are a director). It is the Company's policy not to allow actual or threatened retaliation, harassment or discrimination due to reports of misconduct by others made in good faith by employees. Employees are required to cooperate in internal investigations of misconduct.

    13. COMPLIANCE STANDARDS AND PROCEDURES
        -----------------------------------
        Our Company wants to promote ethical behavior. This Code is intended as a statement of basic principles and standards and does not include specific rules that apply to every situation. Its contents have to be viewed within the framework of our Company's other policies, practices, instructions and requirements of the law. This Code is in addition to other policies, practices or instructions of our Company that must be observed. Moreover, the absence of a specific corporate policy, practice or instruction covering a particular situation does not relieve you of the responsibility for exercising the highest ethical standards applicable to the circumstances.

        In some situations, it is difficult to know right from wrong. Because this Code does not anticipate every situation that will arise, it is important that each of you approach a new question or problem in a deliberate fashion:

            (a) Determine if you know all the facts.

            (b) Identify exactly what it is that concerns you.

            (c) Discuss the problem with a supervisor if you are a corporate employee or the Company's General Counsel if you are an officer or director. The Human Resources Department is always available to discuss any ethical issues that you may have.

            (d) Seek guidance before taking any action that you believe may be unethical or dishonest.

        You may also submit any questions that you may have relating to the propriety of a situation in writing to our Company's General Counsel, who will review the situation and provide you with advice as to the course of action that you should take. If your concern relates to the Company's General Counsel, you may submit your concern in writing to the Chief Executive Officer or President of the Company. The mailing address for each of these individuals is included at the end of this Code.

        You will be governed by the following compliance standards:

            o You are personally responsible for your own conduct and for complying with all provisions of the Code and for properly reporting known or suspected violations;

            o If you are a supervisor, director or officer, you must use your best efforts to ensure that employees understand and comply with this Code;

            o No one has the authority or right to order, request or even influence you to violate this Code or the law. A request or order from another person will not be an excuse for your violation of this Code;

            o Any attempt by you to induce another director, officer or employee of our Company to violate this Code, whether successful or not, is itself a violation of this Code and may be a violation of law;

            o Any retaliation or threat of retaliation against any director, officer or employee of our Company for refusing to violate this Code, or for reporting in good faith the violation or suspected violation of this Code, is itself a violation of this Code and may be a violation of law; and

            o Our Company expects that every reported violation of this Code will be investigated.

Violation of any of the standards contained in this Code, or in any other policy, practice or instruction of our Company, can result in disciplinary actions, including dismissal and civil or criminal action against the violator. This Code should not be construed as a contract of employment and does not change any person's status as an at-will employee.

This Code is for the benefit of our Company, and no other person is entitled to enforce this Code. This Code does not, and should not be construed to, create any private cause of action or remedy in any other person for a violation of the Code.

The names, addresses, telephone numbers, facsimile numbers and e-mail addresses of the Chief Executive Officer, President and General Counsel of our Company are set forth below:

General Counsel (outside):    Chief Executive Officer:  President:


Martin Eric Weisberg, Esq.    Mr. Joel Shapiro          Mr. Joel Shapiro
Jenkens & Gilchrist Parker
 Chapin LLP                   One Kirkland Ranch Road   One Kirkland Ranch Road
The Chrysler Building         Napa, California 94558    Napa, California 94558
405 Lexington Avenue          (707) 254-9100            (707) 254-9100
New York, New York 10174      (707) 254-7258            (707) 254-7258
(212) 704-6050                jshapiro@knightsbridge    jshapiro@knightsbridge
(212) 704-6157                finewines.us              finewines.us
mweisberg@jenkens.com

STATEMENT OF ACKNOWLEDGMENT

You are being furnished two copies of this Code of Business Conduct and Ethics. To confirm that you have read and understand it, please sign one copy below and return it to Human Resources.

I have read and I understand and I will observe the requirements of this Code of Business Conduct and Ethics of Knightsbridge Fine Wines, Inc.


                                   Name: ______________________________
                                                Print Above

                      Signature: _________________________

                      Date: ______________________________

KNIGHTSBRIDGE FINE WINES, INC.                                      EXHIBIT 21.1
SCHEDULE OF SUBSIDIARIES
12-31-03

Name of Subsidiary                                   Percent Owned
------------------                                   -------------
Knightsbridge Fine Wines, Inc                        100%
Dominion Wines, Ltd.                                  56%
KFWBA Acquisition Corporation                        100%
Bodegas y Venedos Anguinan S.A.                      100%
Kirkland Knightsbridge, LLC                           50%
Knightsbridge Torrique                               100%

                                                                    Exhibit 31.1


                    Certification of Chief Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Knightsbridge Fine Wines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information ; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:  November 2, 2004                             By: /s/ Joel Shapiro
                                                         -----------------------
                                                           Joel Shapiro
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                    Certification of Principal Financial and
                Accounting Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Knightsbridge Fine Wines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



               Date:  November 2, 2004        By: /s/  Joel Shapiro
                                                  ----------------------------
                                                       Joel Shapiro
                                                       Principal Financial and
                                                       Accounting Officer

                                                                    Exhibit 32.1

    Written Statement of the Chief Executive Officer and Principal Financial
                             and Accounting Officer
                       Pursuant to 18 U.S.C. Section 1350

In connection with the filing of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Report") by Knightsbridge Fine Wines, Inc ("Registrant"), the undersigned hereby certifies that, to the best of his knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




/s/ Joel Shapiro
-----------------------
    Joel Shapiro
    Chief Executive Officer

/s/ Joel Shapiro
Joel Shapiro
Principal Financial and Accounting Officer

Date: November 2, 2004



         A signed  original  of this  written  statement  required  by 18 U.S.C.
Section 1350 has been provided to Knightsbridge Fine Wines, Inc and will be retained by Knightsbridge Fine Wines, Inc and furnished to the Securities and Exchange Commission or its staff upon request.