Form 10QSB
period 2004-09-30
KNIGHTSBRIDGE FINE WINES INC
filed 2004-12-14
CIK 1124019

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  September 30, 2004

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

(707) 254-9100

 (Registrant’s telephone number, including area code)

Check  whether  the issuer (1) filed all reports required to be filed by Section

13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,928,297 Shares of $.001 par value Common Stock outstanding as of September 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2004

ASSETS

Current assets:
Cash	$ 447,434
Accounts receivable, net of allowance of $72,000	357,029
Inventory	6,343,136
Other Prepaid expenses	186,914
Other current assets	25,000

Total Current Assets	7,359,513

Property and equipment, net of accumulated depreciation	41,130,565

Goodwill	28,588
Other assets	314,596
Deferred financing costs	1,415,980

Total assets	$ 50,249,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,766,673
Accrued interest expenses	650,139
Other Accrued expenses	526,906
Notes payable	3,645,334

Total current liabilities	6,589,052

Long-term debt, net of unamortized discount and prepaid interest of
$5,390,022 Face amount $25,486,297	20,096,712

Total liabilities	26,685,760

Minority interest	16,324,544

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized

40,928,297 outstanding as of September 30, 2004	40,928
Subscription receivable	(18,972)
Prepaid stock compensation	(294,050)
Treasury stock	(4,079,787)
Additional paid in capital	23,130,348
Accumulated other comprehensive income - foreign exchange adjustment	(175,126)
Net profit/(accumulated deficit)	(11,364,407)

Total stockholders' Equity	7,238,934

Total Liabilities and Stockholders' Equity	$ 50,249,242

KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues:
Commissions	$ -	$ 203,671	$ 20,780	$ 253,685
Sales	641,607	-	1,931,003	-
Custom services and events	137,297	-	167,150	-

Total	778,904	203,671	2,118,933	253,685

Operating expenses:
Cost of goods sold	269,607	-	1,184,333	7,624
Sales and marketing	499,320	441,875	1,703,687	441,875
General and administrative	841,460	267,828	2,812,310	515,047
Stock compensation expense	(79,775)	2,350,985	722,475	2,373,785

Total	1,530,612	3,060,688	6,422,805	3,338,331

Loss from operations	(751,708)	(2,857,017)	(4,303,872)	(3,084,646)

Other income (expense):
Interest income	0	5,589	12,323	5,589
Interest expense	(1,059,009)	(161,615)	(2,443,237)	(191,060)

Gain (loss) on currency transactions	(1,209)	-	(22,411)	-
Other income (expense), net	(1,060,218)	(156,026)	(2,453,325)	(185,471)

Loss before minority interest	(1,811,926)	(3,013,043)	(6,757,197)	(3,270,117)

Minority interest in consolidated loss	14,770	5,462	472,330	13,598

Net loss	$ (1,797,156)	$ (3,007,581)	$ (6,284,867)	$ (3,256,519)

Net loss per share:

Basic and diluted	$ (0.04)	$ (0.11)	$ (0.18)	$ (0.15)

Weighted average shares outstanding:
Basic and diluted	40,537,710	28,284,655	35,723,090	22,245,495

KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS	NINE MONTHS	THREE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003

Net loss	$ (1,797,156)	$ (6,284,867)	$ (3,007,581)	$ (3,256,519)

Foreign currency translation adjustment	(1,209)	(22,411)	-	-

Comprehensive loss	$ (1,798,365)	$ (6,307,278)	$ (3,007,581)	$ (3,256,519)

KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30,	September 30,
	2004	2003

Cash flows from operating activities:

Net loss	$ (6,284,867)	$ (3,256,519)

Adjustment to reconcile net loss to cash used in operating activities:

Foreign currency transaction loss	(22,411)	-
Depreciation and amortization - property and equipment	738,502	-
Amortization of deferred financing costs	93,166	-
Amortization of debt discount	856,972	148,365
Amortization of beneficial conversion feature	412,743	-
Stock compensation	722,475	2,373,785
Minority interest in loss	(472,330)	(13,598)
Other		620

Changes in current assets and liabilities:
Interest Receivable	-	-
Accounts receivable	(1,049,512)	4,376
Inventories	(1,094,674)	(33,173)
Prepaid expenses	374,985	(41,711)
Other current assets	(25,000)	-

Accounts payable	1,547,786	333,840
Accrued expenses	883,358	-
Customer prepaid liability		8,318
Other	(128,315)	-

Net cash used in operating activities	(3,447,121)	(475,697)

Cash flows from investing activities:

Acquisition of property and equipment	(26,711)	-
Notes receivable	(23,294)	(200,000)

Deposits	(7,500)	-
Other assets	0)	(9,557)

Cash used in investing activities	(57,505)	(209,557)

Cash flows from Financing activities:

Issuance of common stock	-	33,631
Proceeds from notes payable	3,089,361	305,556
Proceeds from issuance of warrants	-	219,444
Repayment of note payable not representing unamortized discount	(107,312)	-
Deferred Financing costs	(313,671)	-
Cash Overdraft	-	11,623

Cash provided by financing activities	2,668,378	570,254

Foreign Currency Translation effect	(41,692)	-

Net decrease in cash	(877,939)	(115,000)

Cash, beginning of period	1,325,373	115,000

Cash, end of period	$ 447,434	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$ 1,287	$ -

Interest paid	$ 19,737	$ -

KNIGHTSBRIDGE FINE WINES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Basis of Presentation, Organization and Nature of Operations

Knightsbridge Fine Wines, Inc. (“Knightsbridge” or “the Company”) was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company.  Knightsbridge believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to economically and strategically consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group.  Knightsbridge further believed that by adopting and applying consumer beverage marketing principles within the wine industry it could further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for Knightsbridge.

On August 1, 2003, Knightsbridge completed a share exchange with Tech Net Communications, Inc. Knightsbridge’s shareholders exchanged all of their shares for 82.89% of  the number of outstanding shares of common stock of the Company on a fully diluted basis, a total of 24,805,000 shares.  For each two shares of Knightsbridge, the shareholders received one share of the Company.  The Company’s name was subsequently changed to Knightsbridge Fine Wines, Inc. on August 13, 2003.  Also on August 13, 2003, the Company affected a two for one forward stock split so that Knightsbridge’s shareholders received their original number of shares.  Although the Company is the legal parent company, the share exchange has been treated as a recapitalization of Knightsbridge.  Knightsbridge is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Knightsbridge had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  In addition, the transaction results in severe limitations being in place on the use of the Company’s net operating loss carryovers.

NOTE 2:  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition.  All significant inter-company amounts have been eliminated.  This includes Kirkland Knightsbridge LLC (“KKLLC”).  The Company does not have voting control, it is shared with its joint venture partner, but management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised)  – Consolidation of Variable Interest Entities

(“FIN 46(R)”).  As further described in Note 9, ownership interests in KKLLC are based on the maintenance of capital accounts, rather than on shares as would be the case with a corporation.  The minority interest in KKLLC as shown on the balance sheet represents the joint venture partner’s share of KKLLC net assets based on the partner’s capital account.  As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary.  Because KKLLC owns a material amount of Company stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

Under the terms of KKLLC’s governing document, the Company and the joint venture partner share equally in all gains and losses on KKLLC’s Company stock.  The Company has guaranteed a minimum value to the stock, which will eventually be distributed to the joint venture partner.  Because the Company will receive full credit in its capital account for any payment of the guarantee, and the joint venture partner will be charged with the full fair value of the stock when withdrawn, the Company has effectively extended half the guarantee to itself.  Considering these facts, the Company’s policy is to eliminate half of the Company’s stock owned by KKLLC as treasury stock, valued at the quoted  market price on the date of the acquisition ($3,861,237 total), and to eliminate the other half against minority interest, valued at the $2.35 per share guaranteed in the agreement ($5,000,000 total).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The interim unaudited consolidated financial statements should be read in conjunction with financial statement for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments considered necessary for a fair presentation consisting solely of normal reoccurring adjustments have been made.  Operating results and cash flows for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of September 30, 2004 was approximately $447,000.

Accounts Receivable

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for doubtful accounts and sales discounts are $72,000 at September 30, 2004.

Inventory

Bulk wine and case goods are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

The Company has initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods.  The Company has adopted the FIFO (“first in first out”) method of accounting for this inventory.

At September 30, 2004, Inventory consisted of the following

Wine making, packaging materials	$ 100,102
Grapes in process	299,031
Retail Merchandise	32,054
Finished goods	2,913,736
Bulk Wines	2,998,213

Total	$ 6,343,136

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses.  Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of September 30, 2004 due to their short-term nature or their recent creation.  Long-term debt is carried on the balance sheet as $25,486,734.  The fair value of the debt payable to Travelers’ Life Insurance Company (“Travelers”) approximates its $18,592,200 carrying value because of its recent issuance.  The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at September 30, 2004 multiplied by $0.90 closing price on the Over-the-Counter Bulletin Board would be approximately $2,749,500.  When added to the Travelers debt fair value the total fair value is $21,341,700.

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

Revenue Recognition

Revenue is recognized when product is shipped FOB winery.  The cost of price promotions, rebates and coupon programs are treated as reductions of revenues.  Revenue from items sold through the Company’s retail locations is recognized at the time of sale. No products are sold on consignment.

Long-Lived Asset Impairment

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

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

The Company periodically issues common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock .  During the three months ending September 30, 2004, the Company did not issue any common stock for acquisitions or services.

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

NOTE 3:  Property and Equipment

Property and equipment at September 30, 2004 consisted of the following:

Land	$ 3,929,737

Cultivated land	11,704,081

Buildings, improvements and equipment	26,256,207
41,890,025
Less: accumulated depreciation and amortization	759,460
$41,130,565

Depreciation expense was $738,502 for the nine months ended September 30, 2004.

NOTE 4:  Short-Term Notes Payable

Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000.

The original terms for the nine notes issued between December 2002 and April 2004 ranged from 90 days to one year. Interest ranged from 8% to 12% if not in default and rose to 19% if in default for the 2002 and 2003 notes. The April 2004 note is at 10% interest.  During 2003, $350,000 of principal (representing five of the notes) was repaid. For the nine months ended September 30, 2004, an additional $50,000 of principal (representing two notes) was repaid.  Of the remaining notes shown on the September 30, 2004, $325,000 of principal plus interest are convertible into approximately 194,445 shares at prices ranging from $1.50 to $2.00 per share. Some of the notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

In  conjunction  with the issuance of the May 28 notes,  the lenders were given 75,000 shares of the Company's common  stock.  An additional 25,000 shares were issued to the note holders effective July 28, 2004 because the principal had not been repaid at that time.  $58,766 of the $500,000 proceeds were allocated to the 75,000 shares issued, based on the relative estimated fair values of the stock and the convertible debt, resulting in a discount on the debt.  A further $103,766 was allocated to the beneficial conversion feature inherent in the convertible notes resulting in a further discount.  $72,236 of the discounts were amortized as interest expense during the quarter ended June 30, 2004, the remaining $90,298 has been amortized during the quarter ending September 30, 2004.

The notes issued on May 28, 2004 have a Maturity Date of August 26, 2004 with interest accruing at a rate of six percent (6%) per annum for the first 60 days and twelve percent (12%) per annum from the 61st day until the Maturity Date.  The Company and lender have negotiated an extension of this maturity date to November 9, 2004 with interest from August 26, 2004 accruing at eighteen (18%) per annum.  The $500,000 principal and accrued but unpaid interest is convertible into the Company’s common stock at $1.00 per share.

As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to KKLLC in the aggregate amount of $2.25 million to be paid with other debt from any initial profits of KKLLC.  The loans bear no interest and have no call option.

Other miscellaneous debts carry a balance of $25,334 of short term debt.

As a result, at September 30, 2004, that Company had $3,645,334 of short term notes.

NOTE 5:  Long Term Debt

On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership  interest in the KKLLC,  the Company  completed a senior secured  convertible note financing with gross proceeds to the Company of $2 million.  Net proceeds  from the note  offering,  after  estimated  costs and expenses,  were  approximately  $1,950,000  and were utilized to pay off certain debts and for working  capital to KKLLC.  In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured  convertible note due April 21, 2006 in the principal  amount of  $5,500,000  (the "Note"),  $3,500,000  of which  principal amount was  previously  outstanding  and  payable to Gryphon.  The Company  also issued to Gryphon:  (i) a warrant to purchase  3,055,556 shares of the Company's common  stock  exercisable  for a  period  of five  (5)  years  from the date of issuance  at a  purchase  price of $0.70  cents per  share,  1,527,778  of which warrant shares were  previously  issued to Gryphon and  outstanding with exercise prices of $0.70  and $2.40,  and (ii) a warrant to purchase  5,000,000 shares of the Company's common stock  exercisable for a period of five (5) years from the date of issuance at a purchase  price of $0.01 per share.  The holder of the Note has the option,  during the term of the Note,  to  convert  the  outstanding  principal  amount  under the Note into the Company's  common  stock at a  conversion  price of $1.80 per share,  subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company.  The incorporation of the previously outstanding $3,500,000 has been accounted for as a modification of the terms of the note under EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Using the Black-Scholes model the Company estimated the fair value of the additional warrants and the modification of the terms of the previously issued warrants and allocated  $1,702,001 of the proceeds from the April 21, 2004 financing to the warrants which was recorded as deferred  interest and  presented  as a discount on the  convertible debenture, net of amortization which is being recorded as interest expense to be taken over the three-year  term of the note on the interest rate method.  On the date of the issuance of the note, the Company's common stock had an average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the  beneficial  conversion  feature  estimated at  $297,299,  the entire additional proceeds of the note after allocation to the warrants issued, which was recorded as deferred  interest and presented as a discount on the convertible  debenture, net of  amortization, which is being  recorded  as  interest  expense  over the three-year term of the note. At September 30, 2004, the $5,500,000 face value note was shown as $1,529,390 on the balance sheet which was net of  unamortized discounts.  Based on the  $1,529,390 carrying  value at September 30, 2004 and the future  contractual  cash  payments  under  the  debt,  if  not  converted,  the prospective effective interest rate on the note is approximately 77.7% per annum.  Total interest expense for this note, not including any liquidated damages, as discussed two paragraphs below, is expected to be $284,000 for the three months ended December 31, 2004.

The terms of the Note required that the shares underlying the warrants and conversion rights be subject to a registration statement filed by April 30, 2004 that is declared effective by June 15, 2004.  Failure to meet these requirements puts the Note in default and gives the lender the right to demand immediate payment of the $5,500,000 principal, any accrued interest and liquidated damages equal to 25% of outstanding principal ($1,375,000).  The lender has agreed for the present time to waived this default so neither acceleration of the discount amortization, nor liquidated damages have been recorded and the liability on the balance sheet continues to be shown as a non-current liability.

On September 24, 2004, Knightsbridge Fine Wines, Inc. and Gryphon Master Fund, L.P. entered a Debt Restructuring Agreement.  Pursuant to the Agreement, Gryphon agreed to cancel certain penalties due to it under the Senior Secured Convertible Note dated April 21, 2004, and to freeze remaining penalties that may come due pursuant to the terms of the Registration Rights agreement dated April 21, 2004.  Gryphon also agreed to cancel certain interest payments currently due and which will become due pursuant to the terms of the $5,500,000 note dated April 21, 2004.  In consideration for the foregoing agreements by Gryphon, a new promissory note was issued in the amount of seven hundred thousand dollars ($700,000), which will bear interest at 6% per annum and is due and payable on August 31, 2005.

These consolidated financial statements include KKLLC’s mortgage note to Travellers which is guaranteed by Knightsbridge itself (see Note 9).  The principal amount of the debt is $20,000,000 but $1,950,000 was withheld at closing for prepaid interest through October 31, 2005.  The $1,950,000 was recorded as a discount on the debt which is being amortized as interest expense on the interest rate method over the term of the debt.  The debt requires payments, including principal and interest at 6.5% p.a., of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009.  The effective rate, considering the discount, is 6.724% p.a.  The Company’s joint venture partner in KKLLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt.  The agreement among the Company, KKLLC and the joint venture partner is that KKLLC is the borrower and that the legal co-borrowers are effectively guarantors, consequently the full amount of the debt has been recorded as that of KKLLC and, in consolidation, the Company’s.   The debt is also collateralized by the real property and other certain assets of KKLLC.

As a result, at September 30, 2004, that Company had $25,486,734 of long term debt less unamortized discount  and prepaid interest of $5,390,022 for a balance of $21,504,512.

Note 6:  Related Party Transaction

On September 24, 2004, pursuant to the Debt Restructuring Agreement between  Knightsbridge Fine

Wines, Inc. and Gryphon Master Fund, L.P., our CEO Joel Shapiro entered into a Stock Pledge and Escrow Agreement with Gryphon and Warren W. Garden, P.C..  Under the terms of these agreements, 3,000,000 shares of the Company’s common stock owned by Mr. Shapiro were pledged as collateral to secure payment of the new promissory note in the amount of seven hundred thousand dollars ($700,000) and to secure performance under the Debt Restructuring Agreement.  Should an Event of Default (as defined in the new Note) occur, which we do not cure following notice in accordance with the terms of the new Note, then Gryphon shall have the right to immediately demand that the Collateral be released to Gryphon and shall also be entitled to reinstate any interest or penalties previously cancelled or frozen pursuant to the terms of the Agreement less any amounts actually paid by us under the new Note.  We intend to pay the principal and interest of the new Note if Gryphon makes such demand upon the occurrence of an Event of Default or on August 31, 2005, whichever event occurs earlier.

Note 7:  Armadillo Stock Purchase Agreement

In July 2004, the Company completed a transaction with Armadillo Investments, Plc., a UK publicly traded investment trust, in which it exchanged seven million two hundred seventy two thousand seven hundred twenty seven (7,272,727) shares of restricted common stock for 4,444,444 ordinary shares of the investment trust.  Per the agreement, Company simultaneously completed a transaction where it sold two million two hundred twenty two thousand two hundred twenty two (2,222,222) or fifty percent (50%) of the ordinary shares for approximately $2,000,000.

The remaining fifty percent (50%) or two million two hundred twenty two thousand two hundred twenty two (2,222,222) of the ordinary shares received by the Company were placed in escrow for two years pursuant to an escrow agreement.  After two years, according to the terms of the Escrow Agreement, the Company may be required to sell the Escrowed Shares to Armadillo.  If the market value of the Company’s Common Stock two years after Closing is less than the closing bid price of the Common Stock on the day of Closing, which was $1.10 per share, then for each one percent (1%) that the market value has decreased, a total of two percent (2%) of the Escrowed Shares shall be sold to Armadillo at a price per share of 10p ($0.05 equivalent, subject to change of current exchange rate). Market Value is defined in the Escrow Agreement as the average of the ten (10) closing bid prices per share of the Company’s Common Stock during the ten (10) trading days immediately preceding the two year anniversary of the Closing.  In the event there is no Percentage Decrease or some Escrowed Shares remain unsold at the 10p purchase price, then the Company shall sell to Armadillo any remaining Escrow Shares at a price per Ordinary Share equal to the original Armadillo Purchase Price of $1.11 per share.  After the shares held in escrow are sold, this will be recorded as additional paid in capital.

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

In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark “Knightsbridge Wine.”  We signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004.  Pursuant to the settlement agreement, we will change our name by February 15, 2005.  Due to the high cost of litigating this type of claim and the Company’s pre-existing plan to re-brand its products, management believes that it is in the best interest of the Company to settle the case under the agreement.  Although management has not yet decided on a new name, it will take all necessary steps to comply with the settlement agreement.  Knightsbridge Fine wines, Inc. is not in any way associated with or sponsored by Knightsbridge Wine Shoppe, Ltd.

Management has been informed that five former shareholders of the Company filed a suit against the Company.  Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholders for non-payment.  Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

NOTE 9: Acquisition of Interest in Kirkland Knightsbridge LLC

On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the “Joint Venture Subsidiary” or “KKLLC”) pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the “Contribution Agreement”), by and among Kirkland Ranch, LLC, a California limited liability company (“Kirkland Ranch”), the Joint Venture Subsidiary, the Company and Mr. Larry Kirkland.  In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares (“Initial Shares”) of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the “Valuation Date”), if the Initial Shares have a Market Value less than the amount of ten million dollars ($10,000,000), Knightsbridge shall, as an additional capital contribution, contribute to KKLLC (to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the Initial Shares, equals the sum of ten million dollars ($10,000,000).  As of September 30, 2004, if the price of the Company’s Stock remains unchanged from the $0.90 closing price on the Over-the-Counter Bulletin Board, the Company would have to issue an additional 6,855,791 shares of common stock on the Valuation Date.  Because the governing document of KKLLC specifies that gains or losses on the value of KKLLC’s assets, which would include the 4,255,320 shares of Company stock, are allocated 50% each to the Company and Kirkland Ranch, one half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80.

As part of the financing for the joint venture transaction, the Company provided loans to KKLLC in the aggregate amount of $2.4 million to be paid with other debt from any initial profits of KKLLC.  The loans have been eliminated in consolidation and included in the acquisition cost of the Company’s controlling financial interest in KKLLC.

In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company (“Travelers”), pursuant to which the Company guaranteed the obligations under that certain  promissory note in the amount of $20 million (the “Travelers Note”) issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers.  The obligations under the Travelers Note is collateralized by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by the Joint Venture Subsidiary.

Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture Subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California.  The Joint Venture Subsidiary has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles.  In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with the Joint Venture Subsidiary to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million.  Under a separate bottling agreement, the Joint Venture Subsidiary will serve as the exclusive bottler of the Company’s products in California.

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

Voting control of KKLLC is formally split between the Company and Kirkland Ranch.  Pursuant to the Operating Agreement, however, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters.  The Company has concluded that KKLLC is a Variable Interest Entity under Financial Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46(R)”).  Because of the requirement for Knightsbridge to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by KKLLC be worth less than $10,000,000 on April 21, 2007, Knightsbridge would incur the majority of KKLLC’s “expected losses” as defined by FIN 46(R).  The Company believes this is true despite the basic sharing of income and losses between the Company and Kirkland Ranch on an equal basis.  This basic equal sharing of income and loss results in “expected income” and any relatively small overall losses being shared equally.  The equal allocation of losses is, however, limited by each partner’s capital account which means that in all reasonable scenarios involving relatively large losses Knightsbridge would incur more than 50% of the loss.

The Company recorded the assets and liabilities of KKLLC, including the “minority interest” (joint venture partner’s) share based on their preliminary estimated fair values.  Pursuant to the capital account maintenance provisions of the Limited Liability Company Agreement the minority interest was credited with the full net value of assets and liabilities less the $5,000,000 agreed-upon value of one-half of the Company shares contributed to KKLLC which are eliminated in consolidation.  This resulted in an increase in the Company’s net assets of $5,000,000.  The preliminary estimate of the fair values of KKLLC’s assets and liabilities was based on a June 3, 2002 independent appraisal of the land, buildings and fixtures and on management estimates of other assets and liabilities.  Management is arranging for current independent appraisals of values as of April 21, 2004.  KKLLC’s asset and liability values will be adjusted when the current appraisals are obtained.

The Company also incurred $28,588 of transaction costs in acquiring its joint venture interest.  Because the fair value of KKLLC’s identified assets and liabilities above the $5,000,000 of stock credited to the minority interest was allocated to the minority interest, an amount equal to the transaction cost was recorded as goodwill.  The Company believes that paying this relatively small amount in excess of the identified assets and liabilities was worthwhile to acquire KKLLC to use as an initial United States base for its plan to establish a diversified international wine company.

The allocation of the acquisition costs follow:

Cash

$   316,503

Accounts Receivable

     130,483

Inventory

  4,424,373

Other current assets

     693,119

Total current assets

  5,564,478

Property, Plant and Equipment

 39,402,080

Goodwill

        28,588

Total Assets

44,995,146

Liabilities assumed

(23,169,684)

Minority Interest

(16,796,874)

Total Allocation of Acquisition Cost

$ 5,028,588

 NOTE 10: Put Option Contingency

On November 6, 2003, the company's wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (KFWBA) acquired 100% of Bodegas y Venedos Anguinan S.A. (Bodegas).  The purchase price consisted of a combination of $357,407, including $157,407 of transaction costs, one million shares of the company's restricted common stock and a put option liability (as defined below).  The purchase price was paid to the former shareholders' of Bodegas.  Originally the Company valued the stock at $1,900,000 (USD) based on the quoted market price and separately valued the put option as a liability with an estimated value of $1,461,033 for a total of $3,718,440. This treatment was based on the conclusion that the put options were “freestanding financial instruments” as referred to in SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and consequently should be valued separately. This conclusion resulted from the put options being set-forth in a separate agreement that was appended to the agreement for the purchase of the Bodegas stock.

After review of the terms of the agreement, the Company has now concluded that the put options are not “freestanding financial instruments” but instead are not separable from the Company’s agreement to purchase the stock of Bodegas, principally because, in the event of default the option holders are required to offer to take back the Bodegas stock in satisfaction of the amount owed to them pursuant to the put option.

As a consequence of this reevaluation, the Company considers the put options to be a security price based contingency as defined in SFAS 141 – Business Combinations (“SFAS 141”). The Company is thereby restating the financial statements for the year ended December 31, 2003 and the three months ended March 31, 2004 to reflect the cost of the Bodegas acquisition as the cash expended of $357,407 (USD), including $157,407 of transaction costs and one million shares of the company's restricted common stock valued at $2,500,000 ($2.50 per share) pursuant to the agreement.  This results in the following changes to previously reported amounts – removal of the put option liability shown as $1,534,825 ($167,886 current, $1,366,939 non-current) at December 31, 2003 and $1,635,046 ($276,767 current, $1,358,279 non-current) at March 31, 2004.  The initial recorded valuation of property and equipment acquired in the transaction has been restated at an amount $861,033 lower than originally reported, additional paid-in-capital has been increased by $600,000, interest expense has been reduced by $73,792 for the year-ended December 31, 2003 and by $100,222 for the three months ended March 31, 2004 and the depreciation expense has been reduced by $6,747 for the year ended December 31, 2003 and by $10,071 for the three months ended March 31, 2004.  This results in the following changes to shareholders’ equity at December 31, 2003 and March 31, 2004 and to net loss for the year and three months, respectively, then ended:

December 31,

March 31,

2003

2004

Shareholders’

   equity

-  as originally reported

$ 3,168,867

$ 1,569,285

-  increase

     680,539

     790,832

-  as restated

$ 3,849,406

$ 2,360,117

Net loss

-  as originally reported

$ (5,123,324)

$ (1,959,539)

-  decrease

         80,539

        110,293

-  as restated

$ (5,042,785)

$ (1,849,246)

Loss per share

-  as originally reported

(0.21)

(0.06)

-  increase

-----

-----

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

In accordance with the Puts with the former shareholders of Bodegas, on July 23, 2004 KFWBA  purchased 100,000 shares from the shareholders at $2.50 per share.

NOTE 1 1 :  Going Concern

As of September 30, 2004, the Company’s working capital has been primarily financed with various forms of debt and convertible debt.  The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy.  The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy.  In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company’s ability to continue as a going concern.

The Financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitability.  The Company’s management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund the Company’s operations as it expands.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of Results for Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003 and the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003.

Revenues.  Revenues for the three month period ended September 30, 2004, were approximately $779,000.  We had revenues of approximately $204,000 for the three months ended September 30, 2003.  During the nine month period ended September 30, 2004, we had revenues of approximately $2,119,000 compared to revenues of approximately $254,000 for the nine months ended September 30, 2003.  Our revenues resulted sales of wines produced by our joint venture and from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003.  As a result of our recent acquisitions and financings, we plan to begin producing and distributing our own wines.

Sales and marketing expenses.  Sales and marketing expenses for the three month period ended September 30, 2004, were approximately $499,000.  Sales and marketing expenses for the three months ended September 30, 2003 were approximately $442,000.  Our sales and marketing expenses for the nine months ended September 30, 2004 were approximately $1,704,000.  Our sales and marketing expenses for the nine months ended September 30, 2003 were approximately $442,000.  Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions.  We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

General and administrative.  General and administrative expenses for the three month period ended September 30, 2004, were approximately $841,000.  Our general and administrative expenses were approximately $268,000 for the three month period ended September 30, 2003.  This is an increase of approximately $573,000 or 213%.     For the nine months ended September 30, 2004, our general and administrative expenses were approximately $2,812,000 compared to expenses of approximately $515,000 for the nine months ended September 30, 2003.  Our general and administrative expenses for the three and nine months ended September 30, 2004, were attributable to startup costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries.  We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense.  During the three months ending September 30, 2004, the Company did not issue any common stock for acquisitions or services.

During the three months ended June 30, 2004, our Board of Directors authorized the issuance of 516,000 shares of our restricted common stock to various consultants and employees in lieu of cash payments and 100,000 shares of our restricted common in conjunction with a debt financing completed on May 28, 2004.  Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of approximately $538,000 for the issuance of these shares  during the  three-month  ended June 30, 2004.We also had an expense of approximately $264,000 during the three months ended March 31, 2004.  The expense was related to the amortization of prepaid stock compensation.

As such, we incurred a stock compensation expense of approximately $722,000 for the nine months ended September 30, 2004.

Other income (expense), net.  We had no interest income for the three month period ended September 30, 2004.  Interest income for the nine months ended September 30, 2004, was approximately $12,000 as part of a loan to Kirkland Ranch, LLC, a California limited liability company (“Kirkland Ranch”).   Interest expense for the three months ended September 30, 2004 was approximately $1,059,000, due to various notes payable.     The interest expense for the three months ended September 30, 2003 was approximately $162,000 attributable to interest from short term loans entered into by the Company to fund operations.  This represents an increase in interest expense for the period ended September 30, 2004, of $897,000 or 557%.  Interest expense for the nine months ended September 30, 2004 was approximately $2,443,000, due to various notes payable.  Interest expense for the nine month period ended September 30, 2003, was approximately $191,000 attributable to interest from short term loans entered into by the Company to fund operations.  This represents an increase in interest expense for the nine month period ended September 30, 2004, of approximately $2,252,000 or 1,179%.  For the three months ended September 30, 2004, we had a loss of approximately $1,209 on currency transactions.  We had no loss on currency transaction for the three months ended June 30, 2003.  For the nine months ended September 30, 2004, we had a loss of approximately $22,400 on currency transactions.  We had no loss on currency transaction for the nine months ended September 30, 2003.  As a result, we had net other expense of approximately $1,060,000 for the three months ended September 30, 2004 and approximately $156,000 for the three months ended September 30, 2003.  We had net other expense of approximately $2,453,000 for the nine months ended September 30, 2004 and approximately $185,000 for the nine months ended September 30, 2003.

Minority Interest.  Minority interest in the consolidated loss was approximately $14,770 for the three months ended September 30, 2004 and $472,000 the nine months ended September 30, 2004.  This minority interested was a result of our Joint Venture subsidiary Kirkland-Knightsbridge, LLC.  As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines, Ltd. for the three or nine month periods ended September 30, 2004.  For the three months period ended September 30, 2003, minority interest of approximately $5,400 was generated due to income from our

Dominion Wines, Ltd. subsidiary.  For the nine month period ended September 30, 2003, minority interest of approximately $15,000 was generated due to income from our Dominion Wines, Ltd. Subsidiary.

Net loss.  As a result of the above, the net loss for the three month period ended September 30, 2004, was $1,797,000 as compared to a net loss of approximately $3,008,000 for the three month period ended September 30, 2003.  The net loss for the nine month period ended September 30, 2004, was approximately $6,285,000 as compared to a net loss of approximately $3,257,000 for the nine month period ended September 30, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

Cash used in operating activities for the nine months September 30, 2004, was approximately $3,447,000.  The use of cash during the first nine months of 2004 was primarily to fund our operating loss.

Cash provided from financing activities for the nine months ended September 30, 2004, was approximately $2,668,000.  The cash provided from financing activities during the six months ended 2004 was primarily a result of the proceeds from notes issued during the period.

Cash used in investing activities for the first nine months of 2004 was approximately $58,000.  The cash used in investing activities for the nine months ended June 30, 2004 was a result of a the initial capital contribution and loan to Kirkland Knightsbridge, LLC and a short-term loan to Kirkland Ranch Winery prior to our acquisition of the 50% membership interest in Kirkland Knightsbridge, LLC.

As of September 30, 2004, we had negative net cash flow of approximately $878,000.  We had a positive net working capital of approximately $770,000 as of September 30, 2004.

At September 30, 2004, we had a cash balance of approximately $447,000.  We are working to achieve positive cash flow. However, there is no assurance that we will achieve positive cash flow in the near future. Additionally, we are in default on some of our short-term notes payable, payment of which has currently been extended by the lenders pending refinancing of our liabilities. As a result, we will be required to raise substantial amounts of cash during 2004. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2003, our chief executive officer and former chief financial  officer,  based on their  evaluation of our disclosure controls and  procedures,  concluded that such controls and procedures were sufficient  to ensure  that  information  required to be  disclosed  in the Form 10-KSB and future Form 10-QSBs would be disclosed on a timely basis. Subsequent changes within the Company, including the departure of the chief financial officer and the ongoing search to find his replacement, delays in filing our Form 10-KSB for the year ending December 31, 2003, our Form 10-QSB for the three months ending March 31, 2004 and our Form 10-QSB for the three months ended June 30, 2004, and the developmental nature of our business and operations, however, rendered the controls and procedures not sufficient to enable timely disclosure.  As a result, we have begun to implement additional procedures and controls, including adding new financial personnel and the implementation of uniform accounting systems, controls and procedures certain of our subsidiaries, including our joint venture with the Kirkland Ranch, Kirkland Knightsbridge, LLC .  We intend to continue with these changes to our controls and procedures in order to ensure continued compliance with the Securities and Exchange Act of 1934.  These current and future actions notwithstanding, it is possible that the control deficiencies discussed herein which interfered with our ability to provide timely disclosure in our Form 10-QSB for the period ended September 30, 2004,if not improved upon, could interfere with the timely filing of our Form 10-KSB for the year ended December 31, 2004.

(b)

Changes in internal controls

During the three month period ended September 30, 2004, the ongoing search to find a new chief financial officer and the developmental nature of our business and operations rendered our controls and procedures not sufficient to enable timely disclosure.  As a result, we have begun to  implement some additional procedures and controls, we have added new financial personnel and begun the implementation of uniform accounting systems, controls and procedures at certain of our subsidiaries, including our joint venture with the Kirkland Ranch, Kirkland Knightsbridge, LLC to ensure continued compliance with the Securities and Exchange Act of 1934.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 14, 2004, a complaint was filed by the California Wine Company, as plaintiff, against us in Napa County Superior Court of the State of California.  The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing.  Although management disputes any claims for damages, plaintiff seeks damages in excess of $2.5 million, which are based on future events which management believes will not occur.  The plaintiff alleges, among other things, the failure of us to perform our obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines.  We are currently negotiating a settlement with the plaintiff. The Company has not accrued an allowance for a loss in this matter as there is no reason to believe that a loss is probable.  Due to the uncertainties of litigation, it is, however, reasonably possible that an unfavorable outcome, resulting in a loss, will occur, although the amount of such an effect cannot currently be estimated.

In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark “Knightsbridge Wine.”  We signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004.  Pursuant to the settlement agreement, we will change our name by February 15, 2005.  Due to the high cost of litigating this type of claim and the Company’s pre-existing plan to re-brand its products, management believes that it is in the best interest of the Company to settle the case under the agreement.  Although management has not yet decided on a new name, it will take all necessary steps to comply with the settlement agreement.   Knightsbridge Fine Wines, Inc. is not in any way associated with or sponsored by Knightsbridge Wine Shoppe, Ltd.

Management has been informed that five former shareholders of the Company filed a suit against the Company.  Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholders for non-payment.  Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

In July 2004, the Company completed a transaction with Armadillo Investments, Plc., a UK publicly traded investment trust, in which it exchanged seven million two hundred seventy two thousand seven hundred twenty seven (7,272,727) shares of restricted common stock for 4,444,444 ordinary shares of the investment trust.  Per the agreement, Company simultaneously completed a transaction where it sold two million two hundred twenty two thousand two hundred twenty two (2,222,222) or fifty percent (50%) of the ordinary shares for approximately $2,000,000.

The remaining fifty percent (50%) or two million two hundred twenty two thousand two hundred twenty two (2,222,222) of the ordinary shares received by the Company were placed in escrow for two years pursuant to an escrow agreement.  After two years, according to the terms of the Escrow Agreement, the Company may be required to sell the Escrowed Shares to Armadillo.  If the market value of the Company’s Common Stock two years after Closing is less than the closing bid price of the Common Stock on the day of Closing, which was $1.10 per share, then for each one percent (1%) that the market value has decreased, a total of two percent (2%) of the Escrowed Shares shall be sold to Armadillo at a price per share of 10p ($0.05 equivalent, subject to change of current exchange rate). Market Value is defined in the Escrow

Agreement as the average of the ten (10) closing bid prices per share of the Company’s Common Stock during the ten (10) trading days immediately preceding the two year anniversary of the Closing.  In the event there is no Percentage Decrease or some Escrowed Shares remain unsold at the 10p purchase price, then the Company shall sell to Armadillo any remaining Escrow Shares at a price per Ordinary Share equal to the original Armadillo Purchase Price of $1.11 per share.  After the shares held in escrow are sold, this will be recorded as additional paid in capital.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to vote of the security holders during the third quarter of 2004.

ITEM 5. OTHER INFORMATION

Marks Paneth & Shron LLP (the "Former Accountant") resigned as principal accountants for Knightsbridge Fine Wines, Inc. (the “Company”) on August 20, 2004.   The  Company  engaged Lopez, Blevins, Bork & Associates, L.L.P. as its principal accountants effective August 20, 2004.  The  decision  to engagement the new accountants has been approved by the Company's  board  of  directors and its audit committee.

On September 24, 2004, Knightsbridge Fine Wines, Inc. and Gryphon Master Fund, L.P. entered a Debt Restructuring Agreement.  Pursuant to the Agreement, Gryphon agreed to cancel certain penalties due to it under the Senior Secured Convertible Note dated April 21, 2004, and to freeze remaining penalties that may come due pursuant to the terms of the Registration Rights Agreement dated April 21, 2004.  Gryphon also agreed to cancel certain interest payments currently due and which will become due pursuant to the terms of the $5,500,000 Note dated April 21, 2004.  In consideration for the foregoing agreements by Gryphon, we agreed to issue a new promissory note in the amount of seven hundred thousand dollars ($700,000), which will bear interest at 6% per annum and is due and payable on August 31, 2005.

The specific amounts to be cancelled are as follows: all amounts currently payable, or that in the future may become payable, as liquidated damages under Section 2(c)(i) of the Registration Rights Agreement; the interest payment that was due and payable on July 1, 2004, under Section 2 of the Note dated April 21, 2004; and, the interest payment that will become due and payable on January 1, 2005, under

Section 2 of the Note.  (Form of Registration Rights Agreement and Original Note are incorporated by reference to Exhibit 10.9 and 10.6 respectively, to the Company’s Current Report on Form 8-K filed on May 3, 2004).

On September 24, 2004, pursuant to the Debt Restructuring Agreement between  Knightsbridge Fine Wines, Inc. and Gryphon Master Fund, L.P., our CEO Joel Shapiro entered into a Stock Pledge and Escrow Agreement with Gryphon and Warren W. Garden, P.C..  Under the terms of these agreements, 3,000,000 shares of the Company common stock owned by Mr. Shapiro was pledged as collateral to secure payment of the new promissory note in the amount of seven hundred thousand dollars ($700,000).  Should an Event of Default (as defined in the new Note) occur, which we do not cure following notice in accordance with the terms of the new Note, then Gryphon shall have the right to immediately demand that the Collateral be released to Gryphon and shall also be entitled to reinstate any interest or penalties previously cancelled or frozen pursuant to the terms of the Agreement less any amounts actually paid by us under the new Note.  We shall pay the principal and interest of the new Note if Gryphon makes such demand upon the occurrence of an Event of Default or on August 31, 2005, whichever event occurs earlier.  The term of the Agreement begins as of the Effective Date of the Agreement and ends on the date that the Note is paid in full and we have complied with our obligations under the Agreement and the new Note.

On September 24, 2004 Knightsbridge Fine Wines, Inc. promoted Joseph Carr to President and Jay Essa to Executive Vice President of Sales.  Carr, a team builder in the international wine industry for more than 20 years, replaces Joel Shapiro, who remains Chairman of the Board and CEO.

Joseph Carr entered an employment agreement with the Company on June 27, 2003, for his original position of Executive Vice President of Sales and Marketing.  Pursuant to his promotion to President, Carr will receive a raise in salary.  His employment agreement will be amended to reflect his new title and salary.  Once the amendment to his employment agreement is finalized, we will file it as an exhibit to an amendment of this 8-K.

Currently, Jay Essa and the Company have a verbal agreement regarding his employment as the Company’s Executive Vice President of Sales.  We are in the process of writing an employment agreement for Essa and will file it as an exhibit to an amendment of this 8-K after it is fully executed.

On September 30, 2004, Knightsbridge Fine Wines, Inc., a Nevada corporation, and each of Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP entered an Amended Agreement.  Knightsbridge is in default of the following: (i) the Note Purchase Agreement, dated as of May 28, 2004, by and among Knightsbridge, Longview Fund, Longview Equity and Longview International; (ii) the Convertible Promissory Note No. PN-04-1 dated May 28, 2004, in the principal amount of $250,000 issued by Knightsbridge in favor of Longview Fund; (iii) the Convertible Promissory Note No. PN-04-2 dated May 28, 2004, in the principal amount of $200,000 issued by Knightsbridge in favor of Longview Equity; and, (iv) the Convertible Promissory Note No. PN-04-3 dated May 28, 2004, in the principal amount of $50,000 issued by Knightsbridge in favor of Longview International.  We currently owe to the Purchasers the aggregate principal amount of $500,000, plus interest of $15,875 through September 29, 2004.  To cure any event of default or default under the Note Purchase Agreement and the Notes, the parties agreed to amend certain provisions of the Note Purchase Agreement and each of the Notes.

Under the Amended Agreement, the Maturity Date of the Notes is extended for a period of seventy-five (75) days from August 26, 2004 to November 9, 2004.  As an inducement to the extension, in addition to the Note Payment Shares, we will issue and deliver to the Purchasers certificates representing an aggregate amount of three hundred thousand (300,000) shares of Knightsbridge common stock, par value $.001 per share.  These shares shall be issued to each of the Purchasers in proportion to their original principal amount of each of their Notes. Such Additional Shares shall be deemed Registrable Securities, and the Additional Shares shall be registered with the Securities and Exchange Commission in accordance with the terms, conditions and provisions of the Note Purchase Agreement.

Commencing on September 30, 2004, we shall pay the minimum interest payments on the outstanding principal amount of the Notes on a monthly basis at the end of each month, in the amount of $7,500 until the amended Maturity Date.  From the period commencing August 26, 2004 through the Maturity Date, interest on the outstanding principal amount of the Notes shall accrue at the rate of eighteen (18%) percent per annum.  In addition, on September 30, 2004 we shall prepay the outstanding principal and interest under the Notes by an amount equal to fifty (50%) percent of the gross proceeds received by us from the sale or collection of any accounts receivable, or from the proceeds of any financing we complete of our inventory or accounts receivables, in an amount agreed to in writing by and among Knightsbridge and each of the Purchasers.  Collections from the sale or collection of accounts receivable will be payable to the Purchasers on a monthly basis to a bank account designated by the Purchasers.

We can prepay the Notes at any time, in whole or in part, prior to November 9, 2004, without any prepayment penalty.  All partial prepayments of the Notes will be applied first to accrued interest, until all accrued interest has been paid in full, and thereafter all remaining amounts will be applied to the payment of the outstanding principal amount of the Notes.

As security for the performance of our obligations under the Note Purchase Agreement, the Notes, and the Amended Agreement, Mr. Jake Shapiro pledged two hundred and fifty thousand (250,000) shares of Common Stock owned by him to the Purchasers pursuant to a Pledge Agreement dated September 30, 2004 between Mr. Shapiro and each of the Purchasers.  Upon foreclosure under the Pledge Agreement, the Pledged Shares shall be deemed Registrable Securities, and such Pledged Shares shall be registered with the Securities and Exchange Commission in accordance with the terms, conditions and provisions of the Note Purchase Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits are filed as part of this report.

Exhibit No.                     Document

2.01*

Debt Restructuring Agreement Between Gryphon Master Fund L.P. and Knightsbridge Fine Wines, Inc.

2.02**

Appointment on New President and Executive Vice President of Sales and Marketing.

2.03*** Amended Note Purchase Agreement between Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP and Knightsbridge Fine Wines, Inc.

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

*

Previously filed on Form 8-K, dated September 24, 2004

**

Previously filed on Form 8-K, dated September 29, 2004

***

Previously filed on Form 8-K, dated September 30, 2004

(b) Reports on Form 8-K

1.

Debt Restructuring Agreement Between Gryphon Master Fund L.P. and Knightsbridge Fine Wines, Inc, reported on Form 8-K on September 30, 2004, reporting an event that occurred on September 24, 2004.

2.

Appointment on New President and Executive Vice President of Sales and Marketing.

Share Exchange with Knightsbridge Fine Wines, Inc, reported on Form 8-K on September 30, 2004, providing further disclosure of an event that occurred on September 24, 2004.

3.

Amended Note Purchase Agreement between Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP and Knightsbridge Fine Wines, Inc., reported on Form 8-K on October 7 2004, reporting an event that occurred on September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2004	Knightsbridge Fine Wines, Inc.

By: /s/ Joel Shapiro
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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 13, 2004	/s/ Joel Shapiro Joel Shapiro Chief Executive Officer

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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 13, 2004	By: /s/ Joel Shapiro
Joel Shapiro
Principal Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knightsbridge Fine Wines, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Joel Shapiro, Chief Executive Officer and Principle Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Joel Shapiro
Joel Shapiro
Chief Executive Officer and Accounting Officer December 13, 2004