Form 10QSB/A
period 2004-03-31
KNIGHTSBRIDGE FINE WINES INC
filed 2005-01-14
CIK 1124019

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

         13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,823,570 Shares of $.001 par value Common Stock outstanding as of May 18, 2004.

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

SIGNATURES....................................................................23





                         PART I - FINANCIAL INFORMATION



ITEM I.  FINANCIAL STATEMENTS

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                                   March 31,
                                                                                                       2004
                                                                                                  -----------

                                     ASSETS

Current assets:
       Cash                                                                                       $    66,488
       Accounts receivable, net of allowances of $46,000                                              338,228
       Inventory                                                                                    1,096,416
       Prepaid expenses                                                                               107,706
       Other current assets                                                                            33,844
                                                                                                  -----------
         Total current assets                                                                       1,642,682

Property and equipment, net of accumulated depreciation                                             2,585,436

Loan receivable                                                                                       300,000
Other assets                                                                                          300,919
Deferred financing costs                                                                              495,311
Deposits                                                                                              200,000
                                                                                                  -----------
       Total assets                                                                               $ 5,524,348
                                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Bank overdraft                                                                             $    38,505
       Accounts payable                                                                             1,115,708
       Accrued expenses                                                                               588,481
       Notes payable                                                                                  595,000
       Short-term portion of long-term debt                                                            13,837
                                                                                                  -----------
       Total Current Liabilities                                                                    2,628,298

Long-term debt, net of unamortized discount of $2,709,781, face amount $3,522,481                     812,700
                                                                                                  -----------
       Total Liabilities                                                                            3,164,231
                                                                                                  -----------
Stockholders' Equity
       Common stock, $0.001 par value, 100,000,000 shares authorized
       31,638,250 shares issued and outstanding as of March 31, 2003                                   31,638
       Subscription receivable                                                                        (21,566)
       Prepaid stock compensation                                                                    (664,100)
       Additional paid in capital                                                                   9,951,302
       Accumulated other comprehensive loss - foreign exchange translation                             (8,106)
       Deficit accumulated during development stage                                                (6,929,051)
                                                                                                  -----------
       Total Stockholders' Equity                                                                   2,360,117
                                                                                                  -----------

       Total Liabilities and Stockholders' Equity                                                 $ 5,524,348
                                                                                                  ===========



                        See notes to financial statements




                KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                            ( A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        For Period
                                                                                       October 8, 2002
                                                                                        (Inception)
                                                             Three Months Ended           Through
                                                                  March 31,               March 31,
                                                             2004           2003            2004
                                                         --------------------------------------------

Revenues:
      Commissions                                        $     22,104    $       --      $    421,930
      Sales                                                   467,997          33,934         757,679
                                                         --------------------------------------------
            Total                                             490,101          33,934       1,179,609
                                                         --------------------------------------------
Operating expenses:
      Cost of goods sold                                      215,845           2,056         403,142
      Sales and marketing                                     686,749            --         1,817,018
      General and administrative                              827,036         109,040       1,883,667
      Stock compensation expense                              264,225          22,800       3,237,887
                                                         --------------------------------------------

            Total                                           1,993,855         133,896       7,340,714
                                                         --------------------------------------------
Loss from operations                                       (1,503,754)        (99,962)     (6,161,105)
                                                         --------------------------------------------
Other income (expense):
      Interest income                                          12,323            --            25,660
      Interest expense                                       (341,853)        (13,712)       (791,394)
      Gain/(loss) on currency transactions                    (15,962)           --           (15,962)
                                                         --------------------------------------------
                Other income (expense), net                  (445,714)        (13,712)       (955,710)
                                                         --------------------------------------------

Loss before minority interest                              (1,849,246)       (113,674)     (6,942,801)

Minority interest in consolidated (income)/loss                  --            (7,649)         13,750
                                                         --------------------------------------------

Net loss                                                 $ (1,849,246)   $   (121,323)   $ (6,929,051)
                                                         ============================================
Net loss per share:
      Basic and diluted                                  $      (0.06)   $      (0.01)   $      (0.29)

Weighted average shares outstanding:
      Basic and diluted                                    31,638,250      18,621,361      24,560,987







                        See notes to financial statements

                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS





                                                                      For Period
                                                                 October 8, 2002
                                                                     (Inception)
                                         Three Months                 through
                                         Ended March 31               March 31,
                                    ---------------------------     -----------
                                        2004            2003           2004
                                    -----------     -----------     -----------
Net loss                            $(1,849,246)    $  (121,323)    $(6,929,051)


Foreign exchange translation             94,732                         (8,106)
                                    -----------     -----------     -----------
Comprehensive loss                  $(1,754,514)    $  (121,323)    $(6,937,157)
                                    ===========     ===========     ===========








                 KNIGHTSBRIDGE FINE WINES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      For Period
                                                                     Three Months Ended             October 8, 2002
                                                                        March 31,                    (Inception)
                                                                     --------------------------        Through
                                                                        2004           2003         March 31, 2004
                                                                     --------------------------     --------------

Cash flows from operating activities:

          Net loss                                                   $(1,849,246)   $  (121,323)   $  (6,929,051)

          Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities:
            Allowance for doubtful accounts and sales discounts           46,000           --             46,000
            Foreign currency transaction loss                             15,962           --             15,962
            Depreciation and amortization - property and equipment        24,047          5,000           48,046
            Amortization of deferred financing costs                      19,804           --             31,089
            Amortization of debt discount                                 67,604           --            310,070
            Amortization of beneficial conversion feature                166,084           --            289,384

            Repayment of notes payable representing amortized
            discount                                                     (10,304)          --           (130,000)
            Stock compensation                                           264,225         22,800        3,237,887
            Minority interest in income/(loss)                              --            7,649          (13,750)

          Changes in current assets and liabilities:
            Interest receivable                                          (25,661)          --            (25,661)
            Accounts receivable                                         (309,661)       (15,868)        (320,450)
            Inventories                                                 (255,099)          --           (695,466)
            Prepaid expenses                                             (37,642)           452          (91,764)
            Deposits                                                      17,500           --               --
            Accounts Payable                                             522,297          6,843        1,122,185
            Accrued expenses                                             138,715           --            486,704
            Other                                                           --            7,382              153
                                                                     -------------------------------------------
Net cash used in operating activities                                 (1,222,875)       (87,065)      (2,618,662)
                                                                     --------------------------------------------
Cash flows from investing activities:

          Acquisition of property and equipment                           (5,221)          --           (447,195)
          Notes receivable                                               (73,294)          --           (300,000)
          Other assets                                                  (210,973)          --           (301,773)
                                                                     --------------------------------------------

Net Cash used in investing activities                                   (289,488)          --         (1,048,968)
                                                                     --------------------------------------------

Cash flows from Financing activites:

          Bank overdraft                                                  38,505          7,378           38,505
          Issuance of common stock                                          --                            37,343
          Proceeds from notes payable                                    245,000           --          3,216,810
          Proceeds from issuance of warrants                                --             --          1,278,190
          Repayment of note payable not representing unamortized
          discount                                                       (20,094)          --           (289,210)
          Deferred Financing costs                                          --             --           (320,000)
          Deposits                                                          --             --           (200,000)
                                                                     --------------------------------------------
Net Cash provided by financing activities                                263,411          7,378        3,761,638
                                                                     --------------------------------------------


Foreign Currency Translation effect                                      (27,432)          --            (27,519)
                                                                     --------------------------------------------


Net increase/(decrease) in cash                                       (1,258,885)       (79,687)          66,488

Cash, beginning of period                                            $ 1,325,373    $   115,000      $      --
                                                                     --------------------------------------------

Cash, end of period                                                  $    66,488    $    35,313      $    66,488
                                                                     ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                    $     1,287    $      --        $     1,287
Interest paid                                                        $    11,449    $      --        $   139,722




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

NOTE 3:  Property and Equipment

      Property and equipment at March 31, 2004 consisted of the following:

             Land                                                 $    162,342

             Cultivated land                                           837,341

             Buildings, improvements and equipment                   1,634,649
                                                                     ---------
                                                                       2,634,332
             Less:  accumulated depreciation and  amortization          48,896
                                                                     ---------
                                                                    $  2,585,436
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

     The table below outlines the interest expense for the year ended March 31, 2004

     Notes Payable - $595,000
     ------------------------
                  Amortization of discount on notes payable           $       0
                  Contractual interest                                   19,766
                  Amortization of beneficial conversion features              0

     Notes Payable - $3,500,000
     --------------------------
                  Contractual interest and discount on notes payable     65,625
                  Amortization of beneficial conversion features        166,086
                  Amortization of warrant discount                       67,605
                  Amortization of deferred financing costs               19,804
                                                                      ---------


     Other                                                                2,967
                                                                      ---------

                  Total                                               $ 341,853
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

NOTE 9: Put Option Contingency

            On November 6, 2003, the company's wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (KFWBA) acquired 100% of Bodegas y Venedos Anguinan S.A. (Bodegas). The purchase price consisted of a combination of $357,407, including $157,407 of transaction costs, one million shares of the company's restricted common stock and a put option liability (as defined below). The purchase price was paid to the former shareholders of Bodegas. Originally the Company valued the stock at $1,900,000 (USD) based on the quoted market price and separately valued the put option as a liability with an estimated value of $1,461,033 for a total of $3,718,440. This treatment was based on the conclusion that the put options were "freestanding financial instruments" as referred to in SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") and consequently should be valued separately. This conclusion resulted from the put options being set-forth in a separate agreement that was appended to the agreement for the purchase of the Bodegas stock.

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

            As a consequence of this reevaluation, the Company considers the put options to be a security price based contingency as defined in SFAS 141 - Business Combinations ("SFAS 141"). The Company is therefore restating the financial statements for the three months ended March 31, 2004 to reflect the cost of the Bodegas acquisition as the cash expended of $357,407 (USD), including $157,407 of transaction costs and one million shares of the company's restricted common stock valued at $2,500,000 ($2.50 per share) pursuant to the agreement. This results in the following changes to previously reported amounts
- removal of the put option liability shown as $1,635,046 ($276,767 current, $1,358,279 non-current) at March 31, 2004. The initial recorded valuation of property and equipment acquired in the transaction has been restated at an amount $861,033 lower than originally reported, additional paid-in-capital has been increased by $600,000, interest expense has been reduced by $100,222 for the three months ended March 31, 2004 and the depreciation expense has been reduced by $10,071 for the three months ended March 31, 2004.. This results in the following changes to shareholders' equity at March 31, 2004 and to net loss for the three months then ended:

                                                          March 31,
                                                               2004

Shareholders'
   equity   -  as originally reported                   $ 1,569,285
                       -  increase                          790,832
                                                            -------
                       -  as restated                   $ 2,360,117

Net loss    -  as originally reported                   $ (1,959,539)
                       -  decrease                           110,293
                                                        ------------
                       -  as restated                   $ (1,849,246)

Loss per share         -  as originally reported               (0.06)
                       -  increase                      ------------
                       -  as restated                          (0.06)

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


NOTE 10:  Commitments and Contingencies

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

 NOTE 11:  Subsequent Events

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

NOTE 12:  Operating Segments

         The Company has only one material operating segment, the production, marketing and distribution of wine. The table below presents information by geographic location.

                                          Three months
                  Revenue               ended March 2004
----------------------------------- --------------------------
United States of America                             $480,231
----------------------------------- --------------------------
South America                                          $9,870
----------------------------------- --------------------------
Australia                                                  $0
----------------------------------- --------------------------

Total                                                $490,101
----------------------------------- --------------------------



             Long Lived Assets             March 2004
----------------------------------- --------------------------
United States of America                              $84,238
----------------------------------- --------------------------
South America                                      $2,501,198
----------------------------------- --------------------------
Australia                                                  $0
----------------------------------- --------------------------

Total                                              $2,585,436
----------------------------------- --------------------------

NOTE 13:  Going Concern

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

      General and administrative. General and administrative expenses for the three month period ended March 31, 2004, were approximately $827,000. Our general and administrative expenses were approximately $109,000 for the three month period ended March 31, 2003. This is an increase of $718,000 or 6587%. Our general and administrative expenses for the three months ended March 31, 2004, were attributable to startup costs associated with establishing, building, and supporting our infrastructure. We anticipate that these cost will rise as we continue to expand our operations.

      Stock compensation expense. Stock compensation expense for the three month period ended March 31, 2004, was approximately $264,000. The expense was related to the amortization of prepaid stock compensation.

      Other income (expense), net. Interest income for the three month period ended March 31, 2004, was approximately $12,323 due to a loan made to the Kirkland Ranch Winery with whom we were negotiating a purchase agreement. As described in Note 10 to the financial statements, an agreement was reached on April 21, 2004. Interest expense for the three months ended March 31, 2004, was $341,853, due to various notes payable. Interest expense for the three month period ended March 31, 2003, was approximately $13,712 attributable to interest from short term loans entered into by the Company to fund operations. This represents an increase in interest expense for the period ended March 31, 2004, of $331,780 or 2,420%.

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

      Net loss. As a result of the above, the net loss for the three month period ended March 31, 2004, was approximately $1,849,000 as compared to a net loss of $121,323 for the three month period ended March 31, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

Cash used in operating activities for the quarter ended March 31, 2004, was approximately $1,223,000. The use of cash during the first quarter of 2004 was primarily to fund our operating loss.

Cash provided from financing activities for the quarter ended March 31, 2004, was approximately $263,000. The cash provided from financing activities during the quarter of 2004 was primarily a result of the proceeds from notes issued during the period.

Cash used in investing activities for the quarter ended March 31, 2004, was approximately $271,000. The cash used in investing activities during the quarter of 2004 was primarily as a result of the purchase of assets and a short-term loan to the Kirkland Ranch Winery with which we were negotiating a potential purchase. As described in Note 10 to the financial statements, an agreement was reached on April 21, 2004.

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


Date:  January 13, 2005                       Knightsbridge Fine Wines, Inc.

                                          By: Joel Shapiro
                                              -----------------------
                                              Joel Shapiro
                                              Chief Executive Officer