Form 10KSB
period 2004-12-31
360 GLOBAL WINE CO
filed 2005-05-20
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                         Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 2004

                         Commission File Number 0-50092

                             360 GLOBAL WINE COMPANY
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                      98-0231440
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Kirkland Ranch Road, Napa, California                     94558
------------------------------------------             ------------------
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
                         X  YES          NO
                       -----       -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $3,111,403.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 14, 2005 was $3,739,830 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of the Company's common stock outstanding on April 14, 2005 was 42,540,797.

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I

Item 1.      Description of Business.......................................... 1
Item 2.      Description of Property.......................................... 8
Item 3.      Legal Proceedings................................................ 8
Item 4.      Submission of Matters to a Vote of Security Holders.............. 8

                                  PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and
              Small Business
             Issuer Purchases of Equity Securities............................ 9
Item 6.      Management's Discussion and Analysis or Plan of Operation........12
Item 7.      Financial Statements.............................................23
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.......................................................37
Item 8A.     Controls and Procedures..........................................38

                                 PART III

Item 9.      Directors and Executive Officers of the Registrant...............38
Item 10.     Executive Compensation...........................................42
Item 11.     Security Ownership of Certain Beneficial Owners, and
              Management and Related Stockholder Matters......................43
Item 12.     Certain Relationships and Related Transactions...................45
Item 13.     Exhibits List and Reports on Form 8-K............................46
Item 14.     Principal Accountants Fees and Services..........................49

Signatures   .................................................................50

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


ITEM 1.  DESCRIPTION OF BUSINESS

Overview


         360 Global Wine Company "360 Global" was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. 360 Global believes that currently there is an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength, which has created an opportunity to consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. We also believe that by adopting and applying consumer beverage marketing principals within the wine industry we can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries, thereby creating a comparative advantage for us. On August 1, 2003, we completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000. Following the reverse acquisition, we changed the name of Tech-net Communications, Inc. to "Knightsbridge Fine Wines, Inc." Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company, Inc. 360 Global Wine Company is now the parent company to our operating subsidiaries.


         On April 21, 2004 we acquired 50% of Kirkland Knightsbridge, LLC, a California limited liability company, pursuant to a Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, Kirkland Knightsbridge, Knightsbridge and Mr. Larry Kirkland.


         Most of our current costs consist primarily of expenses associated with developing our corporate strategy. As a result of our plan to expand our operations through new internal and external initiatives to expand revenue growth, we expect these costs to increase. Our profitability and success depends upon our success in executing our strategy to consolidate and build an efficient operation, as well as our ability to raise capital to execute our growth plans.


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

Corporate History

         We were  incorporated  under the laws of the state of Nevada in May 15,
2000,  with the name  Tech-Net  Communications,  Inc. Our original  business was establishing an Internet e-commerce gateway,  the Technet Gateway,  for exchange of  telecommunications  services  specifically targeted to small and medium size
users   of  such   services.   It  was  our   intention   to   provide   the  US
telecommunications  industry  an online  tool  enabling  them to market and sell their products  through our website  thereby  allowing them to reach an untapped market  of  buyers  consisting  of small to medium  size  businesses  in need of telecommunication products.

         Due  to  deteriorating   market   conditions  and  lack  of  additional
financing,  in the summer of 2003,  we  determined  that we would  search for an ongoing  business that we could purchase  solely for stock rather than having to raise capital necessary to completely  launch our existing business  enterprise.
On August 1, 2003, we completed a share exchange with  Knightsbridge Fine Wines,
Inc. and changed our name, Tech-Net  Communications,  Inc. to Knightsbridge Fine
Wines, Inc. As a result of the share exchange,  Knightsbridge  became our wholly owned subsidiary.  On February 15, 2005, we changed our name from  Knightsbridge
Fine Wines, Inc. to 360 Global Wine Company.


Products

         As of the date of this filing, with the exception of wines produced by Kirkland Knightsbridge, LLC, our joint venture with the Kirkland Ranch, we currently market and distribute wines produced by third parties under our own or such other parties' labels. These include a variety of red and white wines produced under the following labels by the following parties:

--------------------------------------- --------------------------------- -------------------------------
           Wine/Label                             Producer                      Ownership of Label
--------------------------------------- --------------------------------- -------------------------------
The Global Collection of Guy Buffet     Kirkland Knightsbridge, LLC       360 Global (1)
--------------------------------------- --------------------------------- -------------------------------





Kirkland Ranch Estate Wines             Kirkland Knightsbridge, LLC       Kirkland Knightsbridge (2)
--------------------------------------- --------------------------------- -------------------------------
Kirkland Ranch                          Kirkland Knightsbridge, LLC       Kirkland Knightsbridge (2)
--------------------------------------- --------------------------------- -------------------------------
Jamieson Canyon                         Kirkland Knightsbridge, LLC       Kirkland Knightsbridge (2)
--------------------------------------- --------------------------------- -------------------------------
Alexander Park                          Dominion Wines, Ltd (3)           Dominion Wines, International
--------------------------------------- --------------------------------- -------------------------------
Vinus                                   Dominion Wines, Ltd (3)           Dominion Wines, International
--------------------------------------- --------------------------------- -------------------------------
Saddle Mountain                         Dominion Wines, Ltd. (3)          Dominion Wines, International
--------------------------------------- --------------------------------- -------------------------------


     (1) During the first run of this line of wines, which was produced by a third party, we were the sole marketer and distributor. Kirkland Knightsbridge, LLC produced the second run of this line at the Kirkland Ranch, but we will be the sole owners of this label.
     (2) Pursuant to the Capital Stock Contribution Agreement, from which Kirkland Knightsbridge, LLC was formed, we have a 50% ownership interest in this wine.
     (3) We do not provide any services to Dominion Wines, Ltd. We are the majority owner of Dominion Wines International, maintaining a 56% ownership interest.



Current Sales and Marketing

         Prior to our acquisition of Kirkland Knightsbridge, LLC we marketed and distributed wines produced by third parties under such other parties' labels. However, with the acquisition, we entered into an exclusive agreement with the Kirkland Knightsbridge, LLC to sell wine and wine related products under its label. In addition, under a separate bottling agreement, Kirkland Knightsbridge, LLC agreed to serve as the exclusive bottler of our products in California. We sell our wines through direct sales, independent distributors, our own customer list, and in limited quantities, directly from the winery. Distributors generally remarket the wines through specialty wine shops and grocery stores, selected restaurants, hotels and private clubs across the country, and in certain overseas markets. We rely primarily on word-of-mouth recommendation, wine tastings, positive reviews in various publications, select wine competitions and company-sponsored promotional activities in order to increase public awareness of our wines.

         Independent distributors market our wines throughout the United States, including the District of Columbia and Puerto Rico, and internationally in the Caribbean Islands and Canada. We are currently investigating how to extend our distribution network into the Far East and Europe. As part of this process, we recently signed a sales and marketing agreement with a European winery. We employ 3 dedicated sales and marketing professionals who work directly with distributors in a particular region of the United States, and their customers. In addition, we have 25 broker agents who assist our sales and marketing forces with the distribution of our wines.

Customers
          Since the distributors we sell our wine to remarket the wine to grocery stores, wine shops, restaurants, etc, our end-customer is the general public. Accordingly, we are not dependent on a particular customer or small group of customers.

Growth Strategy

         We intend to grow our operations through both internal initiatives and external acquisitions. The internal initiatives include developing new and innovative brands and alliances with noted artists that leverage their proprietary designs into award winning wine labels that produce a differentiated consumer product. We further intend to internally grow sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace thereby reducing average sales cost per product and increasing product variety to our client base. We believe that by increasing our ability to provide an ever-growing inventory of brands and products we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth. The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands or inventory, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio, which we can introduce into our sales and marketing channels. In turn, that should provide wider public awareness and a greater level of sales.

         The   following   initiatives   represent  the  internal  and  external
transactions that we have recently initiated, developed, or acquired.

The Artist Series of Fine Wines

         In order to complement our growth, we decided to create new brands based upon world-renowned artists to maximize brand name recognition while minimizing marketing costs. As part of this strategy, we entered into two agreements with renowned artists.

         On July 9, 2003, we entered into a license agreement with Guy Buffet to market an international collection of wines that blends Mr. Buffet's artistic talent with the winemaking talent of 360 Global's winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, initially features California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc, and Shiraz from Australia. As distribution grows internationally, we intend to add varietal blends from New Zealand and Bordeaux. In addition, we have the right to use Guy Buffet's name, portrait, or picture in advertising and other promotional materials associated with the sale of products licensed under the agreement. Guy Buffet receives non-refundable royalties, at a rate of $5.00 per twelve-bottle wine cases on sales of the licensed products we sell. In addition, we will pay Guy Buffet a non-refundable Guaranteed Minimum Royalty in the amount of $150,000 in 12 monthly installments during the term of the agreement as an advance against the royalties previously described. The agreement expires on July 8, 2006 and we launched this artist series during the fourth quarter of 2003.

         On September 22, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts to market an international collection of wines. The agreement expires on December 31, 2006, and we anticipate launching this artist series during the second half of 2005. Under the agreement, we were granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with our wine products. Specifically, we are entitled to use artwork and quotations created by Andy Warhol on our wine labels; use of such artwork and quotations must be pre-approved on a case by case basis by the Andy Warhol Foundation. Pursuant to the terms of the agreement, the Andy Warhol Foundation will receive four percent (4%) of all net sales of the wine containing Andy Warhol's artwork or quotes that we sell. We are also required to pay the following minimum royalty fees to the Andy Warhol Foundation: $40,000 on December 31, 2003; $45,000 on December

15, 2004;  $135,000 on December 15, 2005; and,  $180,000 on December 15, 2006. A
portion of the proceeds from the sale of these art-inspired releases will benefit the Andy Warhol Foundation and its mission, fostering innovative artistic expression and advancing the visual arts through support of cultural organizations.


Gutsverwaltung Niederhausen Schlossbockenheim sales and marketing agreement

         On February 1, 2004, we entered into a sales and marketing agreement with Gutsverwaltung Niederhausen Schlossbockenheim, a German Winery. Gutsverwaltung produces and sells certain wines under the name Gutsverwaltung Niederhausen-Schlossboeckelheim. Pursuant to the agreement, we have the exclusive right to sell Gutsverwaltung's wines in North America, Asia, and duty free shops. Under the agreement, we have a goal to purchase at least 70,000, 750 milliliter bottles of wine; our target for 2004 however, was 100,000 bottles. Due to various constraints, we were unable to reach that goal. We solicit and confirm all orders we choose to accept and arrange for shipments to be sent directly from Gutsverwaltung or such warehouse or shipping location as we designate. We are also responsible for all freight charges. The agreement expired on December 31st 2004, but was automatically renewed for the year ending December 31, 2005 per the terms of the contract.

Vanderbilt Series of Wines

         In November 2004, we entered into a worldwide licensing agreement with Consuelo Vanderbilt Costin. Under the agreement, we agreed to an initial ten-year sales and marketing agreement covering a select series of Vanderbilt label premier wines and Consuelo Vanderbilt Costin agreed to lend her name and talent to the joint venture, serving as the spokesperson for this series of Vanderbilt wines.

         The  Vanderbilt   series  will  include  Consuelo   Vanderbilt   Wines,
Vanderbilt Estates, Vanderbilt Reserve Wines, and Vanderbilt Cellars offering a wide range of premier wines to discerning wine enthusiasts across the globe.

         Both Consuelo Vanderbilt and the Company have received correspondence from an attorney representing The Biltmore Company claiming that they owned the rights to the name "Vanderbilt" and requesting that we cease and desist from using such name in connection with the sale of our products. Unless this dispute is settled, it is possible that we will be unable to proceed with this series of wines. For additional information please see Item 3 - Legal Proceedings.

Acquisitions During the Fiscal Year Ended December 31, 2004

Acquisition of Kirkland Knightsbridge, LLC

         On April 21, 2004, we acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, Kirkland Knightsbridge, LLC, 360 Global Wine Company and Mr. Larry Kirkland. In exchange for our 50% membership interest, we made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares of our common stock, par value $.001 per share, at an initial valuation of $2.35 per share. Also, as part of the financing for the joint venture transaction, we provided loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of

Kirkland Knightsbridge, LLC. We obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing investor, details of which financing are disclosed under Item 5 to this Annual Report on Form 10-KSB.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, we entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company, pursuant to which we guaranteed the obligations under that certain promissory note in the amount of $20 million issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note are secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by Kirkland Knightsbridge, LLC.

         Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to Kirkland Knightsbridge, LLC, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. Kirkland Knightsbridge, LLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, we entered into an exclusive distribution and marketing agreement with Kirkland Knightsbridge, LLC to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, Kirkland Knightsbridge, LLC will serve as the exclusive bottler of our products in California.

         In connection with the operations of Kirkland Knightsbridge, LLC and subject to the budget approval process of Kirkland Knightsbridge, LLC, we are required to make additional cash capital contributions in accordance with the approved budget of Kirkland Knightsbridge, LLC. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. We also agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk forfeiture of our membership interest in Kirkland Knightsbridge, LLC.


Recent Developments

         On December 16, 2004, we entered into an agreement to divest ourselves of our ownership interest in Bodegas Y Vinedos Anguinan S.A, an Argentine wine company in which we acquired an interest in November 2003. Pursuant to the Termination, Settlement & Release of Claims Agreement signed between us, our wholly owned subsidiary, KFWBA Acquisition Corp., and Bodegas and its former principals, both parties agreed to return any equity in the other party and to terminate any further obligations between them, including, but not limited to the put options we granted as part of the acquisition and any employment agreements between us and the principals of Bodegas.

Competition

         The premium segment of the wine industry is intensely competitive. Our competitors produce table, premium and other wines in the United States of America, Europe, South Africa, South America, Australia and New Zealand. Our domestic competitors in the popular-premium and super-premium segments include Beringer Blass Wine Estates (Beringer, Meridian), Brown-Forman (Fetzer),Constellation Brands (Estancia, Talus, Vendange, Nathanson Creek), Diageo (Beaulieu Vineyards), Kendall-Jackson, and the Wine Group (Glen Ellen). Our higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners, that produce premium wines. In recent years some very large producers of primarily generic wines have introduced varietal wines in the growing premium wine market. Our wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by our independent distributors, all of which also carry other wine or beverage brands. Many of our domestic and international competitors have significantly greater resources and as a result, there can be no assurance that we will be able to successfully compete with these competitors or that we will not face greater competition from other wineries and beverage manufacturers.

         At present, we do not have a single main competitor. Rather, we compete with different companies in different wine categories. In addition, we compete with various beverage companies for shelf space in retail stores that carry wine or other beverage brands. Since inception, we have only had a relatively small competitor position within the industry, but we believe that as we execute upon our business strategy, our relative position within the industry should rise.

Industry Taxes and Costs

                  The United States Government imposes a federal excise tax of $2.55 per case on table wine. In addition, various states (including California) also impose excise taxes on wine. There can be no guarantee that the Federal or State Governments will not increase excise tax on wines in the near future.

Regulatory Environment

Regulation; Permits and Licenses

         The wine industry is subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau, various foreign agencies and state and local liquor authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising restrictions and relations with wholesalers and retailers. Expansion of our existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, sales taxes or international tariffs, could materially adversely affect the financial results of the Company. Currently, however, we believe we are in compliance with all currently applicable federal and state regulations.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." Since our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities is also required. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market could be limited, which could severely and adversely affect the market liquidity of our common stock. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Research and Development

         We did not conduct any significant research and development activities during the fiscal years ended December 31, 2004 and December 31, 2003.

Employees

         At December 31, 2004, we had 6 full time employees based throughout the United States. We also pay approximately 25 broker-agents on a commission basis, as independent contractors, to assist our sales and marketing forces with the distribution of our wines.

         None of our employees is represented by a labor union and we consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

         For the fiscal year ended December 31, 2003, our U.S. corporate office was located at 65 Shrewsbury Road, Livingston, NJ 07039. This space was provided on a rent-free basis by our majority shareholder. As a result, the Company did not recognize rental expense in the previous fiscal year.

         Commencing April 21, 2004, our principal corporate office was moved to One Kirkland Ranch Road, Napa, California 94558. The property is owned by Kirkland Knightsbridge, LLC and has an existing mortgage securing a $20,000,000 loan. The Kirkland Ranch consists of sixty-nine (69) acres of vineyard land and a 57,000 square foot winemaking facility. Since relocation, our office in Livingston, NJ has been closed. The company now has a satellite U.S. office in New Canaan, CT.


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

         In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark "Knightsbridge Wine." Due to the high cost of litigating this type of claim and the Company's pre-existing plan to re-brand its products, management believed that it was in the best interest of the Company to settle the case. Accordingly, we signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004. Pursuant to the settlement agreement, we agreed to change our name on or before February 15, 2005. Effective as of February 15, 2005, our name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company.

         Management has been informed that a former shareholders of the Company filed a suit against the Company and that four former shareholders may file suit against the Company. Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholders for non-payment. Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

         On March 11, 2005 the Company received correspondence from counsel to seven former employees of the Company, which alleges that the Company has outstanding debts due to the former employees. The Company is currently in negotiations to settle this dispute.

         On  January  7,  2005,  we  received  correspondence  from an  attorney representing The Biltmore Company claiming that they owned the rights to the name "Vanderbilt" and requesting that we cease and desist from using such name in connection with the sale of our products. At the time, 360 Global Wine Company instructed representatives of Consuelo Vanderbilt Costin to contact the attorney representing The Biltmore Company in order to settle the claim. On April 12, 2005, we received a second correspondence from the attorney representing The Biltmore Company informing us that they have yet to reach an acceptable settlement agreement with representatives of Consuelo Vanderbilt Costin. Furthermore, their attorney stated that The Biltmore Company would still consider our use of "Vanderbilt" to be unacceptable and would likely initiate legal action seeking remedies if we proceed with the introduction of a "Vanderbilt Series" of wines. Although Company believes that this dispute will eventually be settled, it is possible that the parties will not be able to settle their differences and that the Company will not be able to proceed with the introduction of a "Vanderbilt Series" of wines or its introduction will be substantially delayed.

         On February 10, 2005, Larry Kirkland, purportedly on behalf of Kirkland Knightsbridge, LLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by Kirkland Knightsbridge. 360 Global Wine Company has taken the position that the financing statement was properly authorized by Kirkland Knightsbridge, LLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of Kirkland Knightsbridge to file the corrective statement. Accordingly, we are cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and Kirkland Knightsbridge and that Kirkland Knightsbridge had no authority to file the corrective statement with the California Secretary of State.

         Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of the security holders at a shareholder meeting during the fourth quarter of the fiscal year ended December 31, 2004. We did, however, solicit written consents from a majority of its shareholders on December 27, 2004 to change the Company's name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company and amend the Articles of Incorporation accordingly. 60.56% of our outstanding shares consented to the action. We filed an Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 on January 19, 2005, with the Securities and Exchange Commission to report this action.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is currently quoted on the OTC Bulletin Board under the symbol "TGWC." Prior to February 24, 2005, the date on which our symbol change became effective, the Common Stock traded under the symbol "KFWI."

The following table sets forth the quarterly high and low bid prices for our common stock since the share exchange and reverse acquisition between Tech-Net
Communications, Inc. and us on August 1, 2003. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Quarter                                         High         Low
                                                      -----        -----
  Third Quarter 2003...............................   $5.00        $0.12
  Fourth Quarter 2003..............................   $3.95        $1.16
  First Quarter 2004...............................   $2.90        $1.69
  Second Quarter 2004..............................   $2.53        $0.83
  Third Quarter 2004...............................   $1.28        $0.46
  Fourth Quarter 2004..............................   $0.97        $0.27




         At December 31, 2004, the closing bid price of our common stock was $0.35. At December 31, 2004, there were approximately 500 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

         At April 14, 2005, the closing bid price of our common stock was $0.30 and there were approximately 500 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.





Dividends

         We have not paid cash dividends on any class of its capital stock since formation and does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation
Plans _UPDATE AS NEEDED

         The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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
                                                                                                 (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Equity compensation plans                      -0-                            N/A                             -0-
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not              100,000 (1)                       $1.50                            -0-
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               25,000(2)                         1.90                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               25,000(3)                         1.90                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               40,000(4)                         2.01                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------





Equity compensation plans not               10,000(5)                         2.00                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               15,000(6)                         2.00                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               20,000(7)                         0.86                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               10,000(8)                         0.90                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not               15,000(9)                         0.92                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not              100,000(10)                        1.05                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not              20,000(11)                         0.90                             0
approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                        390,000                         $1.50                            -0-
--------------------------------- ------------------------------ ------------------------------- ------------------------------

(1) We issued 100,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $1.50 per share pursuant to a consulting agreement dated November 24, 2003.
(2) We issued these options, which entitle the holder to purchase one share of our common stock for a period of five years until February 16, 2009 at a price of $1.90 per share pursuant to the recipient's employment agreement.
(3) We issued these options, which entitle the holder to purchase one share of our common stock for a period of five years until February 16, 2009 at a price of $1.90 per share pursuant to the recipient's employment agreement.
(4) We issued these options, which entitle the holder to purchase one share of our common stock for a period of five years until February 8, 2009 at a price of $2.01 per share pursuant to the recipient's employment agreement.
(5) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until January 5, 2015 at a price of $2.00 per share pursuant to the recipient's employment agreement.
(6) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until January 5, 2015 at a price of $2.00 per share pursuant to the recipient's employment agreement.
(7) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until October 14, 2014 at a price of $0.86 per share pursuant to the recipient's employment agreement.
(8) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until July 2, 2014 at a price of $0.90 per share pursuant to the recipient's employment agreement.
(9) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until October 2, 2014 at a price of $0.92 per share pursuant to the recipient's employment agreement.
(10) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until June 27, 2014 at a price of $1.05 per share pursuant to the recipient's employment agreement.
(11) We issued these options, which entitle the holder to purchase one share of our common stock for a period of ten years until July 2, 2014 at a price of $0.90 per share pursuant to the recipient's employment agreement.

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

         On August 6, 2003, we issued 130,000 shares of restricted common stock to Michael McIntyre pursuant to a consulting agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $0.12 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Michael McIntrye was $15,600. These restricted shares will vest 20,000 in August and 10,000 per month thereafter. (from 10-KSB 5/11/2004)

         On August 6, 2003, we issued 60,000 shares of restricted Common Stock to Michael McIntyre pursuant to a consulting agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $0.13 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Michael McIntrye was $7,800. As per the consulting agreement, Michael McIntyre is to receive an additional 70,000 shares for his services. These restricted shares will vest 10,000 per month beginning on January 6, 2004.

         In connection with a series of private debt financings between December 16, 2002 and September 23, 2003, we issued 510,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of between $1.50 and $2.70 per share, to eight accredited investors pursuant to a private debt financing. The private debt financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

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

         On October 16, 2003, we issued 25,000 common stock purchase warrants, each of which entitles the holder to purchase one share of the our common stock, $.001 par value, for a period of three years from the date of issuance at a price of $2.40 per share. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On November 24, 2003, we issued 100,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $1.50 per share, to three accredited investors pursuant to a consulting agreement. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

         On December 22, 2003, we issued 60,000 common stock purchase warrants, each of which entitles the holder to purchase one share of the our common stock, $.001 par value, for a period of three years from the date of issuance at a price of $0.70 per share. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

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

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company (the "Joint Venture Subsidiary") pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), Kirkland Knightsbridge, LLC, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares of its common stock, par value $.001 per share, at an initial valuation of $2.07 per share. As part of the financing for the joint venture transaction, the Company provided loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of Kirkland Knightsbridge, LLC. The Company obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing financing partner, details of which financing is disclosed under Item 5 to this Annual Report on Form 10-KSB.

         On April 21, 2004, as part of the financing of our purchase of 50% membership interest in Kirkland Knightsbridge, LLC, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to Kirkland Knightsbridge, LLC. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at an exercise price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at an exercise price of $0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

         On June 18, 2004, we issued 80,500 shares of restricted Common Stock to seven consultants. The shares were issued in accordance with Rule 506 under
Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $1.20 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to certain employees (or consultants) was $96,600.

         In July 2004, we completed a transaction with Armadillo Investments, Plc., a UK publicly traded investment trust, in which it exchanged seven million two hundred seventy two thousand seven hundred twenty seven (7,272,727) shares of restricted common stock for 4,444,444 ordinary shares of the investment trust. Per the agreement, we simultaneously completed a transaction where we sold two million two hundred twenty two thousand two hundred twenty two (2,222,222) or fifty percent (50%) of the ordinary shares for approximately $2,000,000. The remaining fifty percent (50%) or two million two hundred twenty two thousand two hundred twenty two (2,222,222) of the ordinary shares we received were placed in escrow for two years pursuant to an escrow agreement. After two years, according to the terms of the Escrow Agreement, we may be required to sell the Escrowed Shares to Armadillo. If the market value of our Common Stock two years after Closing is less than the closing bid price of the Common Stock on the day of Closing, which was $1.10 per share, then for each one percent (1%) that the market value has decreased, a total of two percent (2%) of the Escrowed Shares shall be sold to Armadillo at a price per share of 10p ($0.05 equivalent, subject to change of current exchange rate). Market Value is defined in the Escrow Agreement as the average of the ten (10) closing bid prices per share of the Company's Common Stock during the ten (10) trading days immediately preceding the two year anniversary of the Closing. In the event there is no Percentage Decrease or some Escrowed Shares remain unsold at the 10p purchase price, then the Company shall sell to Armadillo any remaining Escrow Shares at a price per Ordinary Share equal to the original Armadillo Purchase Price of $1.11 per share. After the shares held in escrow are sold, this will be recorded as additional paid in capital.

         In July 2004, we exercised our sole and absolute discretion to reject the subscription agreements of certain shareholders for failure to pay the purchase price for the shares and/or provide other services for consideration. As such, we canceled 2,594,000 shares of our common stock held by 10 shareholders. The Shares are null and void and may not be sold or otherwise transferred to any third party.

         In August 2004, we terminated a consulting contract and canceled the 250,000 shares that were originally granted on June 18, 2004. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, for issuances not involving a public offering.

         On October 22, 2004, we issued 150,000 shares of restricted common stock to Longview Fund, LP, 120,000 shares of restricted common stock to Longview Equity Fund, LP and 30,000 shares of restricted common stock to Longview International Equity Fund, LP pursuant to private debt financing restructuring agreement. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On October 22, 2004, we issued 20,000 shares of restricted common stock to CK Cooper and Company pursuant to a settlement agreement. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On November 22, 2004, we issued 825,000 shares of restricted Common Stock to two directors, one consultant and three consultants. The shares were issued in accordance with Rule 506 under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $0.48 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to certain employees was $396,000.

         On January 5, 2005 the Company canceled 100,000 shares that were originally granted pursuant to the acquisition of Bodegas y Venedos Anguinan S.A. by the Company's wholly -owned subsidiary, KFWBA Acquisition Corp. (hereinafter "KFWBA") and repurchased by the company subject to a put agreement in July 2004.

         On February 9, 2005, we issued 117,500 shares of restricted Common Stock to eight employees. The shares were issued in accordance with Rule 506 under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $.33 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to certain employees was $38,775.

         On March 2, 2005, we issued 150,000 shares of restricted Common Stock to one consultant. The shares were issued in accordance with Rule 506 under
Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $0.50 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the consultant was $75,000.

         On March 10, 2004, we issued 800,000 shares of restricted common stock to Longview Fund, LP, 640,000 shares of restricted common stock to Longview Equity Fund, LP and 160,000 shares of common stock to Longview International Equity Fund, LP pursuant to private debt financing restructuring agreement. The shares were paid on behalf of 360 Global Wine by Mr. Joel Shapiro, our CEO, in a private transfer. The shares were valued at $0.50 per share, the market price for shares of our common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $800,000.

         On April 1, 2005, we issued 150,000 shares of restricted common stock to Longview Fund, LP, 120,000 shares of restricted common stock to Longview Equity Fund, LP and 30,000 shares of restricted common stock to Longview International Equity Fund, LP pursuant to private debt financing restructuring agreement. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On April 13, 2005, we issued 500,000 shares of restricted common stock to two individuals pursuant to pursuant to private debt financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The shares were paid on behalf of 360 Global Wine by Mr. Joel Shapiro, our CEO, in a private transfer. The shares were valued at $0.35 per share, the market price for shares of our common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $175,000.

         On April 19, 2005, we issued 75,000 shares of restricted common stock to two individuals pursuant to pursuant to private debt financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The shares were paid on behalf of 360 Global Wine by Mr. Joel Shapiro, our CEO, in a private transfer. The shares were valued at $0.27 per share, the market price for shares of our common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $20,250.



Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         No purchases were made by or on behalf of 360 Global Wine or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares or other units of any class of the Company's equity securities within the last quarter of the fiscal year ended December 31, 2004.




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



Overview

         In April 2004, we acquired a 50% membership interest in Kirkland Knightsbridge, LLC. In connection with this acquisition, we entered into an exclusive distribution and marketing agreement with the Kirkland Knightsbridge, LLC to sell wine and wine related products under its labels. Under a separate bottling agreement, the Joint Venture Subsidiary will serve as the exclusive bottler of our products in California. As a result, we plan to develop our business along two lines; internal and external initiatives. Internally, we plan to grow our operations by developing new innovative brands of wines produced at Kirkland Knightsbridge, LLC and expanding our current product portfolio.

Externally,  we plan  identify  and target other small and  mid-sized  wineries,
brands  and/or   inventories  that  we  can  acquire  and  assimilate  into  our operations.

         We have experienced significant integration issues between our management and the management of the Kirkland Ranch, with whom we share operating responsibility at Kirkland Knightsbridge, LLC. In particular, we experienced problems integrating the accounting and record keeping systems of Kirkland Ranch with our own accounting and record keeping systems. Other issues have involved differing management philosophies between our Board and executive officers and the management of the Kirkland Ranch. These integration problems resulted in significant delays of our filing the Form 8-K/A with regard to the financial information for the joint venture with Kirkland Ranch. The delay in these filings contributed to delays in our ability to have our registration statement for Gryphon Master Fund L. P. declared effective, which has cost us substantial penalties, as well as the goodwill of our investors, and may have contributed to our difficulty securing additional financing. We have taken steps to correct these issues, such as appointing a new controller for the joint venture and working to integrate the accounting systems of the joint venture with our own systems. However, if these steps do not prove sufficient and if management cannot be more fully integrated, we may experience additional material setbacks in carrying out our current business plans.

Liquidity and Cash Resources

         At December 31, 2004, we had a cash balance of $79,892. We expect to achieve operating positive cash flow no earlier than the second quarter. However, there is no assurance that we will achieve positive cash flow. Additionally, we are in default on our short-term notes payable. As a result, we will be required to raise substantial amounts of cash during 2005. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes Kirkland Knightsbridge LLC. The Company does not have voting control, it is shared with its joint venture partner, but management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)").

         Voting control of Kirkland Knightsbridge, LLC is formerly split between 360 Global Wine and Kirkland Ranch. Pursuant to the Operating Agreement of Kirkland Knightsbridge, LLC, we were granted disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. Although we do not have voting control, management has concluded that it must be consolidated under the principles set forth in FIN 46(R) The reasons for consolidation, which are explained further below, are the fact that we are responsible for maintaining the value of its initial capital contribution to Kirkland Knightsbridge, LLC, which was made in the form of common stock, and the fact that substantially all of Kirkland Knightsbridge, LLC's activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of Kirkland Knightsbridge, LLC exceed that of Kirkland Ranch.

         Ownership interests in Kirkland Knightsbridge, LLC are based on the maintenance of capital accounts, rather than shares as would be the case with a corporation. The minority interest in Kirkland Knightsbridge, LLC as shown on the balance sheet represents the joint venture partner's share of Kirkland Knightsbridge, LLC's net assets based on the partner's capital account. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary. Because Kirkland Knightsbridge, LLC owns a material amount of our stock, any policy adopted by 360 Global Wine in this unsettled area is a particularly significant accounting policy.

         As of the date of this filing, almost the entirety of Kirkland Knightsbridge, LLC's activities involve and are conducted on behalf of 360 Global Wine. Kirkland Knightsbridge, LLC maintains the right to conduct independent bottling and storage of third party wines, but it has been conducting minimal third party work since the creation of the joint venture. In addition, Kirkland Knightsbridge, LLC is the production facility which produces Napa Valley, Central Coast and California Appellation products which are sold solely be 360 Global Wine. The brands owned by Kirkland Knightsbridge, LLC are sold through channels which are developed by 360 Global Wine. Kirkland Knightsbridge, LLC exists to fill the needs of the distribution channels opened by 360 Global Wine.

         Under the terms of the Kirkland Knightsbridge, LLC's governing document, 360 Global Wine and the Kirkland Ranch share equally in all gains and losses of our common stock which is owned by Kirkland Knightsbridge, LLC. However, we have guaranteed a minimum value to the stock, which will eventually be distributed to the Kirkland Ranch. Because we will receive full credit in our capital account for any payment of the guarantee, and the Kirkland Ranch will be charged with the full fair value of the stock withdrawn. Our policy is to eliminate half of the common stock owned by Kirkland Knightsbridge, LLC as treasure stock, valued at the date of teh acquisition and to eliminate the other half as minority interest.

         In connection with the operations of the joint venture and subject to the occurrence of certain events, we are required to make additional cash capital contributions in order to fund the budget of the joint venture for certain business purposes. Such cash contributions include but are not limited to certain principal and interest payments owned under the Travelers Note through April 21, 2007, to the extent not previously paid from cash at closing. We also agreed, solely upon occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk forfeiture of our membership interest in Kirkland Knightsbridge, LLC.

         Because of the requirement for 360 Global Wine to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the shares of our common stock owned by Kirkland Knightsbridge, LLC be worth less than $10,000,000 on April 27, 2007, 360 Global Wine would incur the majority of Kirkland Knightsbridge, LLC's "expected losses" as defined by FIN 46(R). We believe this is true despite sharing of income and losses between 360 Global Wine and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected losses" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner's capital account which means that in all reasonable scenarios involving relatively large losses 360 Global Wine would incur more than 50% of the loss.

         For  the  reasons  stated  above,   we  have  concluded  that  Kirkland
Knightsbridge, LLC is a Variable Interest Entity under FIN 46R and must be consolidated.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of December 31, 2004 was $79,892.

Accounts Receivable

         Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to 360 Global Wine and the condition of the general economy and the industry as a whole. We write-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

         We established a reserved for finished products which have been identified as slow moving inventory.

         We have initiated production of an Artist Series brand in which we are building inventory through contract producers and the procurement of goods. We have adopted the FIFO ("first in first out") method of accounting for this inventory.

         We may also contract for the warehousing and sale of our products in areas where we are not ourselves licensed to sell.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

                                                        Years
                                                        -----
         Land Improvements                              25
         Vineyards                                      25
         Buildings                                      40
         Cooperage                                      40
         Equipment                                       3-7


         Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of improvements is capitalized. Gains or losses on the disposition of assets are included in income.

Concentrations of Credit Risk

         Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, accounts receivable, and notes receivable.

Foreign Currency Translation

         The functional currency of our foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Revenue Recognition

            Revenue is recognized when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions of revenues. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

Income Taxes

         We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. 360 Global continues to reduce our net deferred tax assets by a 100% valuation allowance.

Stock-based Compensation

         We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123
"Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of our common stock and the amount an employee must pay to acquire the stock.

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

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Comparison of results for the fiscal year ended December 31, 2004, to the fiscal year ended December 31, 2003.

         Revenues. Revenues for the fiscal year ended December 31, 2004, were approximately $2,868,000. We had revenues of approximately $690,000 for the fiscal year ended December 31, 2003. This is an increase of approximately $2,178,000 or 316%. In 2004, the majority of our revenue resulted from sales of wines produced by our joint venture and custom services events at our joint venture. Prior to the acquisition, our revenue resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003.

         Sales and marketing expenses. Sales and marketing expenses for the fiscal year ended December 31, 2004, were approximately $1,890,000. Sales and marketing expenses for the fiscal year ended December 31, 2003 were approximately $1,130,000. This is an increase of approximately $760,000 or 40%. Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions. We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

         General and administrative. General and administrative expenses for the fiscal year ended December 31, 2004, were approximately $4,207,000. Our general and administrative expenses were approximately $1,020,000 for the fiscal year ended December 31, 2003. This is an increase of approximately $3,187,000 or 312%. Our general and administrative expenses for the year ended December 31, 2004 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

         Stock compensation expense. During the year ended December 31, 2004, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing completed during 2004. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses of approximately $2,973,622 for the issuance of these shares during the year ended December 31, 2003 and $1,938,846 for the issuance of these shares during the year ended December 31, 2004.

         Other income (expense), net. We had interest income of approximately $30,000 for the fiscal year period ended December 31, 2004. For the fiscal year ended December 31, 2003, we had interest income of approximately $13,000. This represents an increase in interest income of approximately $17,000 or 131%. Interest expense for the fiscal year ended December 31, 2004 was approximately $3,522,000, due to various notes payable and interest on outstanding payables. The interest expense for the fiscal year ended December 31, 2003 was approximately $447,000 attributable to interest from short term loans entered into by the Company to fund operations. This represents an increase in interest expense of $3,075,000 or 687%. For the fiscal year ended December 31, 2004 we had a gain of approximately $3,800 on currency transactions. We had no gain on currency transaction for the year end ended December 31, 2003. As a result, we had net other expense of approximately $3,733,000 for the year ended December 31, 2004 and approximately $434,000 for the year ended December 31, 2003

      Minority Interest. Minority interest in the consolidated loss was approximately $880,000 for the year ended December 31, 2004. This minority interested was a result of our Joint Venture subsidiary Kirkland-Knightsbridge, LLC. As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines, Ltd. for the year ended December 31, 2004. For the year ended December 31, 2003, minority interest of approximately $14,000 was generated due to income from our Dominion Wines, Ltd. subsidiary.

      Net loss. As a result of the above, the net loss for the year ended December 31, 2004, was approximately $13,201,000 as compared to a net loss of approximately $5,043,000 for the year ended December 31, 2003.

Risk Factors

Risks Relating to our Business

         Our auditors have expressed substantial doubt about our ability to continue as a going concern because our business has been funded largely through the sale of our securities and, as a result, the growth and success of our business depends upon obtaining future financings, without which we will not have the necessary capital spending and working capital funds to continue our business.

         The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years. There can be no assurance that we will be able to secure such financing on terms that are acceptable, if at all. Additionally, we are in default on some of our short-term notes payable, payment of which has currently been extended by the lenders pending the refinance of our liabilities. As a result, we will be required to raise substantial amounts of cash during 2005. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations. Finally, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we are unable to secure necessary financing with favorable terms, we will not have the funds to continue to produce, market and sell our products.


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

We are dependent on third parties for supply of our products and if we are not able to maintain good working relationships with these parties or enter into new third party agreements, we may not be able to meet our distribution and sale goals.

         We currently own two vineyards with the facilities for wine production. However, 360 Global Wine primarily markets and distributes wines produced by third parties under our own label or the label of such third party producers. Except for any contractual rights and remedies that 360 Global Wine may have with such producers, we have no control over the availability of 360 Global Wine's products, their quality or cost. If for any reason we are unable to maintain or acquire new relationships with third party producers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract producers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. 360 Global Wine may not be able to enter into alternative supply arrangements on commercially acceptable terms, if at all. There can be no assurance that the producers that 360 Global Wine has engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with 360 Global Wine's specifications.


We are dependent on certain key existing and future personnel, without whom the Company will not run as efficiently as it has in the past.

         Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joel Shapiro, our Chief Executive Officer. The loss of Mr. Shapiro's services, or other key employees could have a material adverse effect on our operations. Joel Shapiro has vast experience in the finance industry and has been with us since our Share Exchange on August 1, 2003, which gives him unprecedented knowledge about our Company's history. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the wine industry and we cannot assure that we will be able to successfully attract and retain such key personnel. If, for any reason our current key employees leave our employ and we are unable to retain comparable replacements, our Company will lack a strong management team and that could lead to a temporary or permanent breakdown of the Company.


We have experienced significant difficulty integrating the management of the Kirkland Ranch with our Management.

         We have experienced significant difficulty in integrating the management of Kirkland Ranch, with whom we share operating responsibility at our joint venture, Kirkland Knightsbridge, LLC.. Differences have arisen as to management style and practices and as to future goals for the joint venture. Often we have found that the goals of the Kirkland Ranch are not aligned with those of our own management. This situation has resulted in, among other things, difficulty in integrating systems and controls, difficulty in setting goals and objectives and difficulty in agreeing to terms with potential investors. Although we have taken steps to more fully integrate the two operations and to create greater trust and cooperation between our management and that of the Kirkland Ranch, there can be no guarantee that such efforts will be successful. If the current difficulties continue or increase it could have a material negative impact on our business and operations.


We may have difficulty competing with larger and better-financed companies in our sector, which could result in a decrease of sales.

         The premium table wine industry is intensely competitive and highly fragmented. Our wines may compete in the premium wine market segments with many other premium domestic and foreign wines. Our wines may also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. Being a fairly new, and smaller company than many of our competitors who have greater financial, technical, marketing and public relations resources than we presently do, may put us at a disadvantage. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

Winemaking and grape growing are subject to a variety of agricultural risks that may lead to a decrease in supply of our product.

         Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting profitability. Many California vineyards have been infested in recent years with phylloxera. Although we intend to work towards limiting the risk from phylloxera, there can be no assurance that the vineyards owned or utilized by the producers with whom we have contracted, or future vineyards that we may acquire, will not become susceptible to current or new strains of phylloxera.
Pierce's Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. The agricultural industry is actively trying to control this pest and is making every reasonable effort to prevent an infestation in vineyards. We cannot, however, guarantee that our current producers will succeed in preventing contamination in existing vineyard or that we will succeed in preventing contamination in future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Grape growing also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines, which could lead to a shortage of our product supply.

Our business may be adversely affected by our ability to grow or acquire enough high quality grapes for our wines, which could result in a supply shortage.

         The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient regular supplies of grapes from a combination of acquisitions and from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs. An increase in production cost could lead to an increase in our wine prices, which may ultimately have a negative effect on our sales. Depending upon our independent growers and acquisitions, a shortage in grape supply could have a stronger effect on our Company than our competitors. Since wine is our only product at this time, a shortage like the one described above would harm our business.

A potential oversupply of grapes due to an increase in domestic and foreign vineyards could cause our prices to decrease and reduce sales.

         Current trends in the domestic and foreign wine industry point to rapid plantings of new vineyards and replanting of old vineyards to greater densities, with the expected result of significantly increasing the worldwide supply of premium wine grapes and the amount of wine which will be produced in the future. This increase in grape production has resulted in an excess of supply over demand and has forced wineries to reduce, or maintain prices without the ability to increase them. A reduction in our wine prices could have a material adverse effect on our sales and overall business. Specifically, reduced grape prices could result in a greater number of wine companies and increased competition for our product.

We may experience barriers to conducting business due to government regulations.

         The United States wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any acquisition of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal challenges to the industry, either individually or in the aggregate, could harm our business if they mandate documents to continue our business and we are unable to obtain such documents.

Foreign exchange rates risk, political stability risk, and/or the imposition of adverse trade regulations could harm our business.

         We conduct some of our business in foreign currencies. We previously owned and operated a winery in Argentina and currently own a majority interest in a sales and marketing business in Australia, which formerly exported Australian sourced wines. As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from the United States of America. Presently, we have not engaged in any financial hedging activities to offset the risk of exchange rate fluctuations. We may in the future, on an as-needed basis, engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. Presently, we have not engaged in any financial hedging activities to offset the risk of exchnage rate fluctuations. We may in the future, on an as-needed basis, engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact the costs of these items and the liquidity of our assets, and have an adverse impact on our operating results. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine operations. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

Our business may be adversely affected by changing public opinions about alcohol.

         A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could harm the wine industry as a whole, including our Company.

Contamination of our wines could lead to a diminishing reputation of our product, which would harm our business.

         Because our products are designed for human consumption, our business is subject to certain hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any such recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against such risks, we may not be able to maintain such insurance on acceptable terms and such insurance may not be adequate to cover any resulting liability. Therefore, if our products are recalled and we do not have adequate insurance coverage, our business will suffer a significant loss of sales and profit, as well as capital to cover the difference in the liability cost.

Infringement of our brand name may damage our business.

         Our wines are branded consumer products. Our ability to distinguish our brand name from those of our competitors depends, in part, on the strength and vigilant enforcement of our brand name. Competitors may use trademarks, trade-names or brand names that are similar to those we use, thereby weakening our intellectual property rights. If our competitors infringe on our rights, we may have to litigate in order to protect such rights. Litigation may result in significant expense and divert our attention from business operations. In addition, we cannot assure you that we would be successful in protecting our rights.

One of our key investors maintains the right to declare us in default of our obligations under a Note.

         The Company entered a Note dated April 21, 2004 with Gryphon Master Fund, LP. Under the Note, if Gryphon declares an event of default it has the option to either foreclose on all of our assets or require us to immediately pay the entire outstanding Principal amount of the Note and any accrued and unpaid interest thereon in cash. One of the events of default listed in the Note is the failure to have the current registration statement declared effective by June 15, 2004. Since this date has passed and the registration statement has not yet been declared effective, Gryphon maintains the right to declare us in default under the Note and to require payment within 20 days from the date of notice. If we are unable pay the amount due under the Note, Gryphon's investment is secured by a first priority security interest in all of the assets and property of our Company, including our interest in Kirkland Knightsbridge LLC. Although Gryphon has agreed, for the present time to waive the default, there is no assurance that they will not demand payment in the future.

To the Board of Directors
  360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) Napa, California

We have audited the accompanying consolidated balance sheet of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) has incurred losses of $13,201,462 and $5,042,785 for the years ended December 31, 2004 and 2003. 360 Global will require additional working capital to develop its business until 360 Global either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about 360 GLobal's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & associates, LLP
-------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas


May 11, 2005

May 11, 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.)

We have audited the consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) for the year ended December 31 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2003 present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of 360 Global Wine Company for any period subsequent to December 31, 2003.

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


/s/ Marks Paneth & Shron LLP
-----------------------------
Marks Paneth & Shron LLP
New York, NY

April 14, 2004, except for note 9, as to which the date is April 21, 2004 (Kirkland Knightsbridge Acquisition) and 16 as to which the date is October 28, 2004.




ITEM 7.      FINANCIAL STATEMENTS

                             360 GLOBAL WINE COMPANY
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                                     ASSETS

Current assets:
     Cash                                                                    $     79,892
     Accounts receivable, net of allowance of $46,000                             155,024
     Inventory                                                                  5,606,870
     Prepaid interest                                                           1,093,497
     Other Prepaid expenses                                                       127,677
                                                                             ------------

                                                                                7,062,960

Property and equipment, net of accumulated depreciation                        38,474,443


Goodwill                                                                           28,588
Other assets                                                                      326,473
Deferred financing costs                                                        1,238,639
                                                                             ------------

     Total assets                                                            $ 47,131,104
                                                                             ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - Trade                                                $  2,064,209
     Accounts payable - Affiliated Entity                                    $    390,490
     Accrued interest expenses                                                    140,237
     Other Accrued expenses                                                       197,234
     Notes payable                                                              2,174,467
     Notes payable - Affiliated Entity                                          2,250,000
                                                                             ------------

     Total current liabilities                                                  7,216,637

Long-term debt, net of unamortized discount of $3,454,042
     face amount $25,500,000                                                   22,045,958
                                                                             ------------

     Total liabilities                                                         29,262,595
                                                                             ------------

Minority interest                                                              15,917,192
                                                                             ------------

Stockholders' Equity
     Common stock, $0.001 par value, 100,000,000 shares authorized
         41,073,297 outstanding as of  December 31, 2004                           41,073






     Subscription receivable                                                      (18,972)
     Additional paid in capital                                                20,216,184
     Accumulated other comprehensive income - foreign exchange adjustment          (5,988)
     Deficit accumulated                                                      (18,280,981)
                                                                             ------------

     Total stockholders' Equity                                                 1,951,318
                                                                             ------------

     Total Liabilities and Stockholders' Equity                              $ 47,131,104

                                                                             ============






                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,




                                                         2004                     2003
                                                  ------------------------------------------

Revenues:
      Commissions                                            $ 20,780           $ 399,826
      Sales                                                 2,576,888             289,682
      Custom services and events                              270,359                   -

                                                  ----------------------------------------

            Total                                           2,868,027             689,508
                                                  ------------------------------------------

Operating expenses:
      Cost of goods sold                                    2,558,156             187,297
      Sales and marketing                                   1,890,278           1,130,269
      General and administrative                            4,207,374           1,020,389
      Stock compensation expense                            1,938,846           2,973,662
      Loss on divestment in Subsidiary                      2,620,914
                                                  ----------------------------------------

            Total                                          13,215,568           5,311,617
                                                  ------------------------------------------

Loss from operations                                      (10,347,541)        (4,622,109)
                                                  ------------------------------------------

Other income (expense):
      Interest income                                          30,400              13,337
      Interest expense                                     (3,522,253)           (447,763)
      Other Expense                                          (245,574)
      Gain (loss) on currency transactions                      4,110                   -

                                                  ------------------------------------------
                Other income (expense), net                (3,733,317)           (434,426)
                                                  ------------------------------------------

Loss before minority interest                             (14,080,858)         (5,056,535)

Minority interest in consolidated loss                        879,682              13,750
                                                  ------------------------------------------


Net loss                                                $ (13,201,175)        $ (5,042,785)
                                                  ==========================================

Net loss per share:
      Basic and diluted                                       $ (0.36)            $ (0.16)

Weighted average shares outstanding:
      Basic and diluted                                    37,181,011          31,562,000


                             360 GLOBAL WINE COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            YEARS ENDED DECEMBER 31,





                                             2004                2003
                                         -------------------------------------

Net loss                                    $ (13,201,175)       $ (5,042,785)

Foreign currency translation adjustment            96,533                   -
                                         -------------------------------------

Comprehensive loss                          $ (13,104,462)       $ (5,042,785)
                                         =====================================




                             360 GLOBAL WINE COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Warrant                Common Stock                         Prepaid         Add'l
                                         ------------------------------------------------  Subscriptions      Stock          Paid in
           ACTIVITY                         Number        Value       Number        Value   Receivable     Compensation      Capital
------------------------------------------------------------------------------------------------------------------------------------

Balance 12-31-02                           100,000         10,000    17,705,050    17,705    (17,705)  $       --           10,000

February 17, 2003
  Acquisition of Dominion Wines Int'l                                 1,000,000     1,000                                    16,501


February 20, 2003
  Common stock issued as compensation                                   986,700       987                                    21,813

May 15, 2003
  100,000 warrants issued for
  note of $100,000                         100,000                                                                           41,217

May 15, 2003
  25,000 warrants issued for
  note of $25,000                                                                                                            10,603

May 27, 2003
  25,000 warrants issued for note           25,000                                                                           10,576

July 1, 2003
  3,313,250 shares issued as
   compensation                                                       3,313,250     3,313      (3,313)   (299,625)        2,647,287

July 7, 2003
  25,000 warrants issued for
  note of $25,000                           25,000                                                                           10,304

July 22, 2003
  Payment of subscription receivable                                                            1,252

July 28, 2003
  Common stock issued for cash                                            6,250         6                                    24,994

July 28, 2003
  75,000 warrants issued for
  note of $250,000                          75,000                                                                           46,744

August 1, 2003
  Tech-Net Merger                                                     5,122,000     5,122                                    (5,122)





                                                                         Accumulated
                                                                       Foreign Exchange
                                                                         Translation
            ACTIVITY                                 Deficit             Adjustments       Total
--------------------------------------------------------------------------------------------------
Balance 12-31-02                                     (37,020)           $     --         (17,020)

February 17, 2003
  Acquisition of Dominion Wines Int'l                                                     17,501

February 20, 2003
Common stock issued as compensation                                                       22,800

May 15, 2003
  100,000 warrants issued for note
  of $100,000                                                                             41,217

May 15, 2003
  25,000 warrants issued for note
  of $25,000                                                                               10,603

May 27, 2003
  25,000 warrants issued for note                                                          10,576

July 1, 2003
  3,313,250 shares issued as compensation                                               2,347,662

July 7, 2003
  25,000 warrants issued for note
  of $25,000                                                                               10,304

July 22, 2003
  Payment of Subscription Receivable                                                        1,252

July 28, 2003
  Common stock issued for cash                                                             25,000

July 28, 2003
  75,000 warrants issued  for note of
   $250,000                                                                                46,744

August 1, 2003
  Tech-Net Merger                                                                              --













                             360 GLOBAL WINE COMPANY
                                     AUDITED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Warrant                Common Stock                         Prepaid         Add'l
                                         ------------------------------------------------  Subscriptions      Stock          Paid in
           ACTIVITY                         Number        Value       Number        Value   Receivable     Compensation      Capital
------------------------------------------------------------------------------------------------------------------------------------

August 6, 2003
  900,000 shares of stock issued to
   company founder                                                   900,000        900            (900)

August 6, 2003
  Common stock issued as compensation                                130,000        130                        (14,400)      14,270

August 8, 2003
  900,000 shares of stock issued to
  company founder                                                    900,000        900            (900)

August 28, 2003                             50,000
  50,000 warrants issued for note
  of $50,000 Beneficial conversion
   feature on note                                                                                                           30,281
                                                                                                                             19,719
September 9, 2003                           25,000
  25,000 warrants issued for note
  of $25,000 Beneficial conversion                                                                                           15,964
   feature on note                                                                                                            9,036

September 23, 2003                          25,000
  25,000 warrants issued for note
  of $25,000 Beneficial conversion                                                                                           16,130
  feature on note                                                                                                             9,251

October 16, 2003                           416,667                                                                          374,443
  416,667 warrants issued for note
  of $1,500,000 Beneficial conversion                                                                                     1,125,557
  feature on note 25,000 warrants
  issued as financing cost                                                                                                   84,000

November 4, 2003
  Common stock issued as compensation                                325,000        325                       (617,500)     617,175

November 6, 2003                                                   1,000,000      1,000                              -    2,499,000
  1,000,000 Shares Common stock
  issued-subsidiary

November 24, 2003
  100,000 warrants issued as
  consultants compensation                                                                                                  175,000

December 11, 2003
  Common stock issued as compensation                                250,000        250                       (425,000)     424,750

December 22, 2003                      1,111,111                                                                             711,927
  1,111,111 warrants issued for note                                                                                         867,482
  of $2,000,000 Beneficial conversion                                                                                        122,400
  feature on note 60,000 warrants
  issued as financing costs

Amortization of prepaid stock
compensation                                                                                  428,200

Net loss

Foreign currency translation
adjustment
                                                  ----------------------------------------------------------------------------------
Balance 12-31-03                                                  31,638,250     31,638     $ (21,566)   $ (928,325)     $ 9,951,302
                                                  ==================================================================================




                                                                         Accumulated
                                                                       Foreign Exchange
                                                                         Translation
            ACTIVITY                                 Deficit             Adjustments       Total
------------------------------------------------------------------------------------------------------

August 6, 2003
  Common stock issued to company founder                                                       --

August 6, 2003
  Common stock issued as compensation                                                          --

August 8, 2003
  900,000 shares of stock issued to company founder                                            --

August 28, 2003
  50,000 warrants issued  in connection with
  note payable of $50,000                                                                      30,281
  Beneficial conversion feature on notes payable                                               19,719

September 9, 2003
  25,000 warrants issued in connection with note
  payable of $25,000                                                                           15,964
  Beneficial conversion feature on notes payable                                                9,036

September 23, 2003
  25,000 warrants issued in connection with
  note payable of $25,000                                                                      16,130
  Beneficial conversion feature on notes payable                                                9,251

October 16, 2003
  416,667 warrants issued in connection with
  notes payable of $1,500,000                                                                 374,443
  Beneficial conversion feature on notes payable                                            1,125,557
  25,000 warrants issued as financing cost                                                     84,000

November 4, 2003
  Common stock issued as compensation                                                          --

November 6, 2003
  Common stock issued to acquire subsidiary                                                 2,500,000

November 24, 2003
  100,000 warrants issued as consultant
  compensation                                                                                175,000

December 11, 2003
  Common stock issued as compensation                                                            --

December 22, 2003
  1,111,111 warrants issued in connection with
  notes payable of $2,000,000                                                                 711,927
  Beneficial conversion feature on notes payable                                              867,482
  60,000 warrants issued as financing cost                                                    122,400

Amortization of prepaid stock compensation                                                    428,200


Net income                                              (5,042,785)                        (5,042,785)


Foreign currency translation adjustment                                     (102,838)        (102,838)
                                                      -----------------------------------------------

Balance 12-31-03                                      $ (5,079,805)       $ (102,838)     $ 3,860,406

                                                      ===============================================


                      See notes to the financial statements



                                                                 360 GLOBAL WINE COMPANY
                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Prepaid          Add'l Paid
                                                      Common Stock             Subscriptions             Stock              in
                                             -----------------------------
                 ACTIVITY                      Number          Value            Receivable         Compensation           Capital
-------------------------------------------- ---------- -------------------- ---------------- -----------------         -----------

Common stock in connection with

  investment in Joint Venture                  4,255,320          4,255                                                  4,746,745

Common stock and warrants issued as
compensation                                   1,181,000          1,181                                 (126,000)        1,009,340

Amortization of prepaid stock                                                                          1,054,325


Common stock for cash, net                     7,272,727          7,273                                                  2,021,050

Common stock cancelled in connnection with

  non payment of subscription recievable       (2,594,000)        (2,594)    2,594

Common stock issued in connection with

  note payable of $500,000                     320,000            320                                                      316,280


Divestment in subsidiary                       (1,000,000)        (1,000)

Discount on allocation of warrants on debt                                                                               1,769,702

Beneficial converson feature of notes                                                                                      401,765

Net Loss

Foreign currency translation adjustment

                                             ------------------ ---------- ---------------- --------------------- ----------------
Balance 12-31-04                               41,073,297       $ 41,073   (18,972)                           --      $ 20,216,184
                                             ================== ========== ================ ===================== ================






                             360 GLOBAL WINE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Accumulated
                                                                       Foreign Exchange
                                                                         Translation
            ACTIVITY                                 Deficit             Adjustments       Total
------------------------------------------------------------------------------------------------------

Common stock in connection with
 investment in Joint Venture                                                             4,751,000


Common stock and warrants issued as compensation                                           884,521

Amortization of prepaid stock                                                            1,054,325

Common stock for cash, net                                                               2,028,323

Common stock cancelled in connection with
 divestiture of former subsidiary                                                                -

Common stock issued in connection with
 note payable of $500,000                                                                  316,000

Divestment in subsidiary                                                                    (1,000)

Discount allocation of warrrants on debt                                                 1,769,702

Beneficial conversion feature of notes                                                     401,765

Net Loss                                           (13,201,175)                         (13,201,175)

Foreign currency translation adjustment                     --            96,850             96,850

                                                  ---------------------------------------------------
Balance 12-31-04                                  $18,280,980)            (5,988)      $  1,961,317
                                                  ===================================================


                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                   2004          2003
                                               ----------------------------

Cash flows from operating activities:

   Net loss                                    $ (13,201,175) $ (5,042,785)

   Adjustment to reconcile net
    loss to cash used in operating activities:

   Depreciation and amortization
    - property and equipment                       1,243,132        23,999
   Bad Debt expense                                   46,000             -
   Non-cash interest expense                       1,650,117       376,218
   Loss on divestiture in subsidiary               2,620,914
   Repayment of notes payable representing
    amortized discount                                     -      (119,696)
   Stock compensation                              1,938,846     2,973,662
   Minority interest in loss                        (879,682)      (13,750)
   Other                                                                 -

   Changes in current assets and liabilities:
   Accounts receivable                               (15,906)      (10,789)
   Inventories                                      (850,610)     (440,367)
   Prepaid expenses                                 (252,109)       14,843
   Other current assets                             (904,900)            -
   Accounts payable                                1,102,755       579,736
   Accrued expenses                                 (116,065)      347,989
   Customer prepaid liability                                            -
   Other                                                   -           153
                                               ----------------------------

Net cash used in operating activities             (7,618,684)   (1,310,787)
                                               ----------------------------

Cash flows from investing activities:

   Acquisition of KKLLC                              316,503
   Acquisition of property and equipment              (4,745)     (441,974)
   Notes receivable                                        -      (226,706)
   Deposits                                                -      (217,500)
   Other assets                                            -       (90,800)
                                               ----------------------------

Cash used in investing activities                    311,758      (976,980)
                                               ----------------------------

Cash flows from Financing activities:

   Issuance of common stock                        2,028,323        37,343
   Proceeds from notes payable                     1,795,000     2,781,810
   Proceeds from issuance of warrants                      -     1,268,190
   Repayment of note payable not representing
    unamortized discount                            (108,728)     (269,116)
   Deferred Financing costs                                -      (320,000)
   Proceeds from affiliated entity                 2,250,000
   Cash Overdraft                                          -             -
                                               ----------------------------

Cash provided by financing activities             5,964,5956     3,498,227
                                               ----------------------------

Foreign Currency Translation effect                   96,850           (87)
                                               ----------------------------

Net decrease in cash                              (1,245,481)    1,210,373

Cash, beginning of period                          1,325,373       115,000
                                               ----------------------------

Cash, end of period                                 $ 79,892   $ 1,325,373
                                                ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                   $  1,287           $ -

Interest paid                                       $ 19,737           $ -

                              360 GLOBAL WINE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         360 Global Wine Company ("360 Global Wine") was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. 360 Global Wine believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. 360 Global Wine further believed that by adopting and applying consumer beverage marketing principals within the wine industry we can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for the company.

           On August 1, 2003, 360 Global Wine completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000. Following the reverse acquisition, we changed the name of Tech-net Communications, Inc. to "Knightsbridge Fine Wines, Inc." Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company, Inc. 360 Global Wine Company is now the parent company to our operating subsidiaries and is referred to herein as 360 Global Wine. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of 360 Global Wine. 360 Global Wine is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if 360 Global Wine had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock. In addition, the transaction results in severe limitations being in place on the use of the Company's net operating loss carryovers.

         On April 21, 2004 360 Global Wine acquired 50% of Kirkland Knightsbridge, LLC, a California limited liability company, pursuant to a Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, Kirkland Knightsbridge, 360 Global Wine and Mr. Larry Kirkland.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes Kirkland Knightsbridge LLC. The Company does not have voting control, it is shared with its joint venture partner, but management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)").

     Voting control of Kirkland Knightsbridge, LLC is split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement of Kirkland Knightsbridge, LLC, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. Although the Company does not have voting control, management has concluded that it must be consolidated under the principles set forth in FIN 46(R) The reasons for consolidation, which are explained further below, however are the fact that the Company is responsible for maintaining the value of its initial capital contribution to Kirkland Knightsbridge, LLC, which was made in the form of common stock, and the fact that substantially all of Kirkland Knightsbridge, LLC's activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of Kirkland Knightsbridge, LLC exceed that of Kirkland Ranch.

         Ownership interests in Kirkland Knightsbridge, LLC are based on the maintenance of capital accounts, rather than shares as would be the case with a corporation. The minority interest in Kirkland Knightsbridge, LLC as shown on the balance sheet represents the joint venture partner's share of Kirkland Knightsbridge, LLC net assets based on the partner's capital account. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary. Because Kirkland Knightsbridge, LLC owns a material amount of Company stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

         As of the date of this filing, almost the entirety of Kirkland Knightsbridge, LLC activities involve and are conducted on behalf of 360 Global Wine. Kirkland Knightsbridge, LLC maintains the right to conduct independent bottling and storage of third party wines, but it has been conducting minimal third party work since the creation of the joint venture. In addition, Kirkland Knightsbridge, LLC is the production facility which produces Napa Valley, Central Coast and California Appellation products which are sold solely be the Company. The brands owned by Kirkland Knightsbridge, LLC are sold through channels which are developed by the Company. Kirkland Knightsbridge, LLC exists to fill the needs of the distribution channels opened by the Company.

         Under the terms of the Kirkland Knightsbridge, LLC governing document, the Company and the joint venture partner share equally in all gains and losses of Kirkland Knightsbridge, LLC's Company stock. The Company has guaranteed a minimum value to the stock, which will eventually be distributed to the joint venture partner. Because the Company will receive full credit in its capital account for any payment of the guarantee, and the joint venture partner will be charged with the full fair value of the stock withdrawn, the Company has effectively extended half the guarantee to itself. Considering these facts, the Company's policy is to eliminate half of the Company's stock owned by Kirkland Knightsbridge, LLC as treasury stock, valued at the quoted market price on the date of the acquisition.

         In connection with the operations of the joint venture and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in order to fund the budget of the joint venture for certain business purposes. Such cash contributions include but are not limited to certain principal and interest payments owned under the Travelers Note through April 21, 2007, to the extent not previously paid from cash at closing. The Company also agreed, solely upon occurrence of non-payment of principal and interest payments owed under the Travelers Note to risk forfeiture of its membership interest.

         Because of the requirement for 360 Global Wine Company to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by Kirkland Knightsbridge, LLC be worth less than $10,000,000 on April 27, 2007, 360 Global Wine would incur the majority of Kirkland Knightsbridge, LLC's "expected losses" as defined by FIN 46(R). The Company believes this is true despite sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected losses" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner's capital account which means that in all reasonable scenarios involving relatively large losses 360 Global Wine would incur more than 50% of the loss.

         Since substantially all of Kirkland Knightsbridge, LLC's activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of Kirkland Knightsbridge, LLC exceed that of Kirkland Ranch, the Company has concluded that Kirkland Knightsbridge, LLC is a Variable Interest Entity under FIN 46R and must be consolidated.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of December 31, 2004 was $79,892.

Accounts Receivable

         Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $46,000 at December 31, 2004.

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

         At December 31, 2004, Inventory consisted of the following

         Wine making, packaging materials      $   161,463
         Grapes in process                          17,650
         Retail Merchandise                         37,551
         Finished goods                          3,120,320

         Bulk Wines                              2,269,886
                                               -----------

         Total                                 $ 5,606,870
                                               ===========

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

                                               Years
         Land Improvements                     25
         Vineyards                             25
         Buildings                             40
         Cooperage                             40
         Equipment                             3-7

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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of December 31 2004 due to their short-term nature or their recent creation.

Long-term debt is carried on the balance sheet as $25,450,000. The fair value of the debt payable to Travelers' Life Insurance Company ("Travelers") approximates its $21,891,641 carrying value because of its recent issuance. The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at December 31, 2004 multiplied by $0.35 closing price on the Over-the-Counter Bulletin Board would be approximately $2,749,500. When added to the Travelers debt fair value the total fair value is $21,641,141.

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

         In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company will adopt FIN 46 for any actions initiated after January 1, 2003, and any future investment in variable interest entities will be subject to this statement.

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

         In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using.

         Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. Upon making its determination of the transition method the Company will adopt Statement 123(R).


NOTE 3:  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2004 consisted of the following:

             Land                                                   $ 3,237,583

             Cultivated land                                         11,451,275

             Buildings, improvements and equipment                   24,815,073
                                                                     ----------
                                                                     39,503,931
             Less:  accumulated depreciation and  amortization          860,374
                                                                    -----------
                                                                    $38,643,557
                                                                    ===========

Depreciation expense was $1,243,132 and $23,999 for the year ended December 31, 2004 and 2003 respectively..


NOTE 4.  SHORT-TERM NOTES PAYABLE

         Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000, and two notes issued on September 24 and December 27, 2004 at a face-value of $800,000 for a total of $2,520,000.

         The original terms for the nine notes issued between December 2002 and April 2004 ranged from 90 days to one year. Interest ranged from 8% to 12% if not in default and rose to 19% if in default for the 2002 and 2003 notes. The April 2004 note is at 10% interest. At September 2004, the interest and penalties due on the April 2004 long term note from Gryphon Master Fund were combined into a new note which is due on August 2005. The September 2004 note is at 10% interest. The September 2005 note is secured with 3,000,000 common shares of stock owned by Joel Shapiro. During 2003, $350,000 of principal (representing five of the notes) was repaid. For the twelve months ended December 31, 2004, an additional $50,000 of principal (representing two notes) was repaid. Of the remaining notes shown on the December 31, 2004, $325,000 of principal plus interest are convertible into approximately 194,445 shares at prices ranging from $1.50 to $2.00 per share. Some of the notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

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

         The notes issued on May 28, 2004 have a Maturity Date of August 26, 2004 with interest accruing at a rate of six percent (6%) per annum for the first 60 days and twelve percent (12%) per annum from the 61st day until the Maturity Date. The Company and lender have negotiated a first extension of this maturity date to November 9, 2004 with interest from August 26, 2004 accruing at eighteen (18%) per annum. Subsequently, the Company and the lender verbally agreed to a second extension until January 1, 2006 under the same terms. The $470,000 principal and accrued but unpaid interest is convertible into the Company's common stock at $1.00 per share.

         As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.25 million to be paid with other debt from any initial profits of Kirkland Knightsbridge, LLC. The loans bear no interest and have no call option.

         Other miscellaneous debts carry a balance of $84,467 of short term debt.

         As a result, at December 31, 2004, that Company had $4,424,467 of short term notes.

NOTE 5:  LONG TERM DEBT

            On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in Kirkland Knightsbridge, LLC, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay off certain debts and for working capital to Kirkland Knightsbridge, LLC. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon Master Fund, L.P. ("Gryphon") pursuant to which, among other things, the Company issued a 7.5% senior secured convertible note due April 21, 2006 in the principal amount of $5,500,000 (the "Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase 3,055,556 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.70 cents per share, 1,527,778 of which warrant shares were previously issued to Gryphon and outstanding with exercise prices of $0.70 and $2.40, and (ii) a warrant to purchase 5,000,000 shares of the Company's common stock exercisable for a period of five (5) years from the date of issuance at a purchase price of $0.01 per share. The holder of the Note has the option, during the term of the Note, to convert the outstanding principal amount under the Note into the Company's common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated as of April 21, 2004, by and between the Company and Gryphon, the Note is secured by a lien and pledge of all of the assets of the Company. The incorporation of the previously outstanding $3,500,000 has been accounted for as a modification of the terms of the note under EITF 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instruments.

         Using the Black-Scholes model the Company estimated the fair value of the additional warrants and the modification of the terms of the previously issued warrants and allocated $1,702,001 of the proceeds from the April 21, 2004 financing to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization which is being recorded as interest expense over the three-year term of the note on the interest rate method. On the date of the issuance of the note, the Company's common stock had an average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the beneficial conversion feature estimated at $297,299, the entire additional proceeds of the note after allocation to the warrants issued, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the note. At December 31, 2004, the $5,500,000 face value note was shown as $1,891,641 on the balance sheet which was net of unamortized discounts. Based on the $1,891,641 carrying value at December 31, 2004 and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate on the note is approximately 77.7% per annum. Total interest expense for this note, not including any liquidated damages, as discussed two paragraphs below, is expected to be $284,000 for the three months ended December 31, 2004.

            The terms of the Note required that the shares underlying the warrants and conversion rights be subject to a registration statement filed by April 30, 2004 that is declared effective by June 15, 2004. Failure to meet these requirements puts the Note in default and gives the lender the right to demand immediate payment of the $5,500,000 principal, any accrued interest and liquidated damages equal to 25% of outstanding principal ($1,375,000). The lender has agreed for the present time to waive this default so neither acceleration of the discount amortization, nor liquidated damages have been recorded and the liability on the balance sheet continues to be shown as a non-current liability.

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

            These consolidated financial statements include Kirkland Knightsbridge, LLC's mortgage note to Travellers which is guaranteed by 360 Global Wine itself (see Note 9). The principal amount of the debt is $20,000,000 but $1,950,000 was withheld at closing for prepaid interest through October 31, 2005. The $1,950,000 was recorded as a discount on the debt which is being amortized as interest expense on the interest rate method over the term of the debt. The debt requires payments, including principal and interest at 6.5% p.a., of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009. The effective rate, considering the discount, is 6.724% p.a. The Company's joint venture partner in Kirkland Knightsbridge, LLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt. The agreement among the Company,
Kirkland Knightsbridge, LLC and the joint venture partner is that Kirkland Knightsbridge, LLCis the borrower and that the legal co-borrowers are effectively guarantors, consequently the full amount of the debt has been recorded as that of Kirkland Knightsbridge, LLC and, in consolidation, the Company's. The debt is also collateralized by the real property and other certain assets of Kirkland Knightsbridge, LLC.

         As a result, at December 31, 2004, that Company had $25,5000,000 of long term debt less unamortized discount and prepaid interest of $3,454,042 for a balance of $22,045,958.

NOTE 7.  INCOME TAXES



         The provision for taxes consisted of the following:

                                                                                 2004               2003
                                                                               -------------   -------------


         Loss before income taxes                                              $ (14,081,000)   $ (5,050,000)
                                                                               =============   =============

         Current                                                                 -                   -
         Deferred                                                                -                   -
                                                                               -------------   -------------
               Total provision                                                   -                   -
                                                                               =============   =============


                                                                                  2004                2003
                                                                               -------------   -------------

         Federal income taxes  at statutory rate                              $ (14,788,000)   $ (1,763,000)
         State income taxes                                                        (718,000)       (253,000)
         Increase in taxes resulting from:
             Benefit of U.S. tax loss not recognized                              3,868,000       1,781,000
             Benefit   of   temporary    difference    from   stock
             compensation not recognized                                            961,000         121,000
             Interest expense arising from beneficial conversion
             features not deductible                                                680,000          79,000
             Other, net                                                                   -          35,000
                                                                               -------------   -------------
         Provision for income taxes                                               -                   -
                                                                               =============   =============

         The primary  components of deferred  income tax assets and  liabilities are as follows:

                                                                                    2004             2003
                                                                                    ----             ----
         Deferred income tax assets:
             Loss and credit carryforwards                                     $  3,200,000    $  1,781,000
             Benefit of temporary difference from stock compensation not recognized
                                                                                   961,000          121,000

                                                                               -------------   -------------
                                                                                 4,161,000        1,917,000
         Less Valuation allowance                                                4,161,000        1,917,000
                                                                               -------------   -------------
                                                                                    -                -
                                                                               =============   =============

The valuation allowance increased by $2,244,000 in the year ended December 31, 2004

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

         At December 31, 2004, the Company had tax operating loss carryforwards for U.S. federal tax purposes approximating $9,000,000 expiring in years 2022 and 2023. These do not include Tech-Net's carryovers as of the August 1, 2003 merger/recapitalization which are subject to severe limitations. These Tech-Net carryovers were also not taken into consideration in calculating the deferred tax assets disclosed above.

NOTE 7.  INTEREST INCOME (EXPENSE), NET

         In conjunction with a loan receivable the Company had interest income for the year ended December 31, 2004, of 30,400.

         The table below outlines the interest expense for the year ended December 31, 2004

         Notes Payable - $4,424,467
              Amortization of discount on notes payable            $        0
              Contractual interest                                    143,525
              Beneficial conversion features                                0

         Notes Payable - $21,891,641
              Contractual interest and discount on notes payable    1,342,010
              Beneficial conversion features                          718,714


         Other                                                        255,151
                                                                   ----------

                  Total                                            $2,459,400
                                                                   ==========


         In conjunction with a loan receivable the Company had interest income for the year ended December 31, 2003, of 12,378.

         The table below outlines the interest expense for the year ended December 31, 2003

         Notes Payable - $725,000
              Amortization of discount on notes payable            $ 190,987
              Contractual interest                                    76,156
              Beneficial conversion features                          38,006

         Notes Payable - $3,500,000
              Contractual interest and discount on notes payable      50,646
              Beneficial conversion features                          85,294



                     Other                                             6,674
                                                                   ---------
                  Total                                            $ 447,763
                                                                   =========

NOTE 8.  Stock-compensation expense

During 2004, the company issued 1,181,000 shares of stock to various parties who had or would provide services to 360 Global Wine Group. These shares were valued based on the market price for shares of our common stock at the time of issuance. In August 2004, the Company terminated the contract of a consultant and canceled the 250,000 shares that were originally granted on June 18, 2004. As a result, these transactions resulted in the Company recording stock compensation expense of $1,938,846 as of December 31, 2004.

         In July 2003, Knightsbridge issued 3,313,250 shares of stock to various parties, who had or would provide services to Knightsbridge, through a stock subscription agreement for $0.001 per share. Subsequently in August 2003, Knightsbridge was acquired by the Company pursuant to a share exchange. As a result of the share exchange between the parties, Knightsbridge used the difference between the average first day trading price split adjusted and the issuance price of the stock issued by Knightsbridge in the stock subscription agreement as the estimate of the value given. Knightsbridge believes that use of an amount based on the initial public trading value of the stock, immediately following announcement of the reverse merger, was reasonably indicative of the value of the shares as a private Company shortly before the finalization of its plans to effectuate a recapitalization as a public company. In addition, Paul Gardner received 986,700 shares. Also, in the fourth quarter of 2003 Company directors received 575,000 unvested shares and in the third quarter, consultants received 130,000 shares and 100,000 warrants. These shares and warrants were valued were based on the quoted marketprice of the shares on the grant dates. The consultant shares are earned on a monthly basis. These transactions resulted in the recording of additional stock compensation expense of $2,973,662 on the statement of operations and prepaid stock compensation expense in stockholders' equity at December 31, 2003 totaling $928,325.


NOTE 9.  ACQUISITION OF INTEREST IN KIRKLAND KNIGHTSBRIDGE LLC

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), Kirkland Knightsbridge, LLC, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares ("Initial Shares") of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the "Valuation Date"), if the Initial Shares have a
Market Value less than the amount of ten million dollars ($10,000,000), 360 Global Wine shall, as an additional capital contribution, contribute to Kirkland Knightsbridge, LLC(to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the

Initial Shares, equals the sum of ten million dollars ($10,000,000). As of September 30, 2004, if the price of the Company's Stock remains unchanged from the $0.90 closing price on the Over-the-Counter Bulletin Board, the Company would have to issue an additional 6,855,791 shares of common stock on the Valuation Date. Because the governing document of Kirkland Knightsbridge, LLC specifies that gains or losses on the value of Kirkland Knightsbridge, LLC's assets, which would include the 4,255,320 shares of Company stock, are allocated 50% each to the Company and Kirkland Ranch, one half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80.

         As part of the financing for the joint venture transaction, the Company provided loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.4 million to be paid with other debt from any initial profits of Kirkland Knightsbridge, LLC. The loans have been eliminated in consolidation and included in the acquisition cost of the Company's controlling financial interest in Kirkland Knightsbridge, LLC.

         In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company ("Travelers"), pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "Travelers Note") issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note is collateralized by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by Kirkland Knightsbridge, LLC.

         Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture , including all of the assets of the Kirkland Ranch Winery located in Napa Valley,
California. Kirkland Knightsbridge, LLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with Kirkland Knightsbridge, LLC to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, the Joint Venture will serve as the exclusive bottler of the Company's products in California.

         In connection with the operations of the Joint Venture and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in accordance with the budget to Kirkland
Knightsbridge, LLC for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk of forfeiture of its membership interest.

         Voting control of Kirkland Knightsbridge, LLC is formally split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement, however, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. The Company has concluded that Kirkland Knightsbridge, LLC is a Variable Interest Entity under Financial Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)"). Because of the requirement for 360 Global Wine to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by Kirkland Knightsbridge, LLC be worth less than $10,000,000 on April 21, 2007, 360 Global Wine would incur the majority of Kirkland Knightsbridge, LLC's "expected losses" as defined by FIN 46(R). The Company believes this is true despite the basic sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected income" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner's capital account which means that in all reasonable scenarios involving relatively large losses Knightsbridge would incur more than 50% of the loss.

         The Company recorded the assets and liabilities of Kirkland Knightsbridge, LLC, including the "minority interest" (joint venture partner's) share based on their preliminary estimated fair values. Pursuant to the capital account maintenance provisions of the Limited Liability Company Agreement the minority interest was credited with the full net value of assets and liabilities less the $5,000,000 agreed-upon value of one-half of the Company shares contributed to Kirkland Knightsbridge, LLC which are eliminated in consolidation. This resulted in an increase in the Company's net assets of $5,000,000. The preliminary estimate of the fair values of Kirkland
Knightsbridge, LLC's assets and liabilities was based on a June 3, 2002 independent appraisal of the land, buildings and fixtures and on management estimates of other assets and liabilities. Management is arranging for current independent appraisals of values as of April 21, 2004. Kirkland Knightsbridge, LLC's asset and liability values will be adjusted when the current appraisals are obtained.

         The Company also incurred $28,588 of transaction costs in acquiring its joint venture interest. Because the fair value of Kirkland Knightsbridge, LLC's identified assets and liabilities above the $5,000,000 of stock credited to the minority interest was allocated to the minority interest, an amount equal to the transaction cost was recorded as goodwill. The Company believes that paying this relatively small amount in excess of the identified assets and liabilities was worthwhile to acquire Kirkland Knightsbridge, LLC to use as an initial United States base for its plan to establish a diversified international wine company.

         The allocation of the acquisition costs follow:

         Cash                                             $    316,503
         Accounts Receivable                                   130,483
         Inventory                                           4,424,373
         Other current assets                                  693,119
                                                          ------------

         Total current assets                                5,564,478
                                                          ------------

         Property, Plant and Equipment                      39,402,080
         Goodwill                                               28,588
                                                          ------------

         Total Assets                                       44,995,146

         Liabilities assumed                               (23,447,273)

         Minority Interest                                 (16,796,874)
                                                           ------------

         Total Allocation of Acquisition Cost              $ 5,028,588
                                                           ============



         The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2002. The pro forma information includes primarily adjustments for the depreciation of the tangible property acquired. The pro forma information is not necessarily indicative of the results of the operations as it would have been had the transactions been effected on the assumed date.

----------------------------------------- ------------------ ------------------
                                          2003 Pro Forma     2002 Pro Forma
                                          --------------     --------------
----------------------------------------- ------------------ ------------------
Revenue                                   $ 3,032,103        $3,211,608
----------------------------------------- ------------------ ------------------
Net loss                                  $ (6,496,181)      $ (2,055,339)
----------------------------------------- ------------------ ------------------
Basic and diluted loss per common share
                                          $(0.21)            $(0.12)
----------------------------------------- ------------------ ------------------

----------------------------------------- ------------------ ------------------




NOTE 10.  COMMITMENTS AND CONTINGENCIES

Corporate Offices

         For the fiscal year ended December 31, 2003, the U.S. corporate office was located at 65 Shrewsbury Road, Livingston, NJ 07039. This space was provided on a rent free basis by our majority shareholder. As a result, the Company did not recognize rental expense in the previous fiscal year.

         Commencing April 2004, the principal corporate office is located at One Kirkland Ranch Road, Napa, California 94558. The property is owned by Kirkland Knightsbridge, LLC. Since relocation, our office in Livingston, NJ has been closed. The company now has a satellite U.S. office in New Canaan, CT.

Employment Agreements

         On September 24, 2004 360 Global Wine amended the employment agreement entered on June 1, 2003 with Mr. Joe Carr. Mr. Carr was promoted to the position of Executive President of 360 Global Wine effective September 24, 2004,. Mr. Carr will serve at the pleasure of the Board of Director's. Mr. Carr's compensation will be $155,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Carr also received 100,000 shares of common stock of the Company.

         On August 3, 2004 360 Global Wine entered into an employment agreement with Mr. Jay Essa as an Executive Vice President effective September 24, 2004. Mr. Essa will serve at the pleasure of the Board of Director's. Mr. Essa's Compensation with be $130,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Essa also received 100,000 shares of common stock of the Company.

         On October 8, 2004 360 Global Wine entered into an employment agreement with Mr. Charles Marin as an Executive Vice President effective November 1, 2004. Mr. Marin will serve at the pleasure of the Board of Director's. Mr. Marin's Compensation with be $100,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Marin also also received 75,000 shares of common stock of the Company.

Sales and Marketing Agreements

         There were no new Sales and Marketing Agreements entered into during Fiscal 2004.

Licensing Agreements

         During the third quarter of 2003, the Company entered into two licensing agreements with noted artists in its effort to launch an Artist series brand to be built around leading artists around the world.

         On October 6, 2004, the Company entered into a licensing agreement with Consuelo Vanderbilt Costin in an effort to launch a brand built around the image of American aristocracy.

Litigation

         On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff seeks damage in excess of $2.5 million. The plaintiff alleges, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. Although a trial date of January 30, 2006 has been set on this matter, the plaintiff and the Company are currently in settlement negotiations.

         In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark "Knightsbridge Wine." Due to the high cost of litigating this type of claim and the Company's pre-existing plan to re-brand its products, management believed that it was in the best interest of the Company to settle the case. We signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004. Pursuant to the settlement agreement, we agreed to change our name on or before February 15, 2005. Effective as of February 15, 2005, our name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company.

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

         On March 11, 2005 the Company received correspondence from counsel to seven former employees of the Company, which alleges that the Company has outstanding debts due to the former employees. The Company is currently in negotiations to settle this dispute.

         On February 10, 2005, Larry Kirkland, purportedly on behalf of Kirkland Knightsbridge, LLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by Kirkland Knightsbridge. 360 Global Wine Company has taken the position that the financing statement was properly authorized by Kirkland Knightsbridge, LLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of Kirkland Knightsbridge to file the corrective statement. Accordingly, we are cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and Kirkland Knightsbridge and that Kirkland Knightsbridge had no authority to file the corrective statement with the California Secretary of State.

         The Company is involved in lawsuits, claims, and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, The Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.



NOTE 11. WARRANTS

Warrants outstanding consist of the following:

Transaction                           No. of Warrants    Exercise Price  Term
Consultants and Issuance of
short-term debt                        550,000            $1.50-$2.70    5 Years
Issuance of long-term debt             1,612,778          $0.70-$1.80    3 Years

NOTE 12.  DIVESTITURE IN SUBSIDIARY

360 Global Wine Company has entered into an agreement to divest itself of its ownership interest in Bodegas Y Vinedos Anguinan S.A, an Argentine wine company in which it acquired an interest in November 2003. Pursuant to the Termination, Settlement & Release of Claims Agreement signed between the Company, its wholly owned subsidiary, KFWBA Acquisition Corp., and Bodegas and its former principals, both parties agreed to return any equity in the other party and to terminate any further obligations between them, including, but not limited to the put options granted by the Company as part of the acquisition and any employment agreements between the Company and the principals of Bodegas.

NOTE 13. CANCELLATION OF SHARES

In July 2004, 360 Global Wine Company cancelled 2,594,000 shares of common stock which were offered with the companies initial stock subscription for failure to pay the purchase price for the shares and/or provide other services for consideration. These shares were originally issued to ten individuals. The Shares are null and void and may not be sold or otherwise transferred to any third party. Management has been informed that four of former shareholders intend to file a suit against the Company.

One of the former shareholders has filed suit against the company for cancellation of his shares. Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholders for non-payment. Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

NOTE 14. STOCKHOLDER EQUITY

Common Stock

We periodically issue common stock for services rendered. Common stock issued is valued at fair market value, which is the quoted market price. During the years ended December 31, 2004 and 2003, 360 Global Wine Company issued 1,181,000 and 5,011,200 shares of common stock and warrants for services valued at $2,021,050 and $2,393,764, respectively.

On June 16, 2004, the Board authorized 60,000 shares of restricted common shares to Michael McIntyre. pursuant to an investor relations agreement dated August 2003. The shares were release in full per the terms of the agreement. Pursuant to the agreement, Michael McIntyre supplied investor relations related services and assisted the Company with broker relations for our stock. The shares were valued at $1.01 per share, the market price per share at the time of issuance. The total value of the consideration paid to Michael McIntyre was $60,600.

On June 18, 2004, the Board authorized the issue of 30,000 shares of restricted common to Raul Marozof pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Marozof was valued at $36,000.

On June 18, 2004, the Board authorized the issue of 12,000 shares of restricted common to Nan Miller pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Ms. Miller was valued at $14,400.

On June 18, 2004, the Board authorized the issue of 12,000 shares of restricted common to Romero Britto pursuant to a licensing agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Britto was valued at $36,000.

On June 18, 2004, the Board authorized the issue of 15,000 shares of restricted common to Guy Buffet pursuant to a licensing agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Buffet was valued at $186,000.

On June 18, 2004, the Board authorized the issue of 7,500 shares of restricted common to Lydia Carriera pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Ms. Carriera was valued at $9,000.

On June 18, 2004, the Board authorized the issue of 2,500 shares of restricted common to Geoff Howes pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Howes was valued at $3,000.

On June 18, 2004, the Board authorized the issue of 1,500 shares of restricted common to Jerry Burns pursuant to a broker agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Burns was valued at $1,800.

On June 18, 2004, the Board authorized the issue of 20,000 shares of restricted common to Joseph Carr Executive President of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Carr was valued at $24,000.

On June 18, 2004, the Board authorized the issue of 20,000 shares of restricted common to Jay Essa Executive Vice President of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Essa was valued at $24,000.

On June 18, 2004, the Board authorized the issue of 10,000 shares of restricted common to Charles Marin, Executive Vice President of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Marin was valued at $12,000.

On June 18, 2004, the Board authorized the issue of 5,000 shares of restricted common to William Callahan Sales Regional Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Callahan was valued at $6,000.

On June 18, 2004, the Board authorized the issue of 5,000 shares of restricted common to Michael Gallo Regional Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Gallo was valued at $6,000.

On June 18, 2004, the Board authorized the issue of 5,000 shares of restricted common to Daniel Nelson Regional Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Nelson was valued at $6,000.

On June 18, 2004, the Board authorized the issue of 5,000 shares of restricted common to Casey Squire Regional Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Squire was valued at $6,000.

On June 18, 2004, the Board authorized the issue of 3,500 shares of restricted common to Sean Lynch Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Lynch was valued at $4,200.

On June 18, 2004, the Board authorized the issue of 3,500 shares of restricted common to Martin Cotton Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Cotton was valued at $4,200.

On June 18, 2004, the Board authorized the issue of 3,500 shares of restricted common to Paul Carey Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Carey was valued at $4,200.

On June 18, 2004, the Board authorized the issue of 3,500 shares of restricted common to Raymond Abramoski Sales Manager of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Abramoski was valued at $4,200.

On June 18, 2004, the Board authorized the issue of 1,500 shares of restricted common to Nicole Shiflet Employee of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Ms. Shiflet was valued at $1,800.

On June 18, 2004, the Board authorized the issue of 100,000 shares of restricted common to Galatin Consulting, Inc. pursuant to a consulting agreement. The services to be provided under the consulting agreement were investor and public relations. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $1.20 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Galatin Consulting, Inc. was $120,000.

On November 22, 2004, the Board authorized the issue of 275,000 shares of restricted common to Anthony J. Bryan, Chaiman of the Board of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $0.48 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Bryan was valued at $132,000.

On November 22, 2004, the Board authorized the issue of 350,000 shares of restricted common to Phil E. Pearce, Board Member of the Company. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $0.48 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Pearce was valued at $168,000.

On November 22, 2004, the Board authorized the issue of 33,334 shares of restricted common to Scott R. Griffith, pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $0.48 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Griffith was valued at $16,000.

On November 22, 2004, the Board authorized the issue of 33,333 shares of restricted common to Jesse B. Shelmire IV, pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $0.48 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Shelmire was valued at $16,000.

On November 22, 2004, the Board authorized the issue of 33,333 shares of restricted common Robert R. Blakely Jr., pursuant to a consulting agreement. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $0.48 at the time of issuance. Therefore, the total aggregate value of the consideration paid to Mr. Blakely was valued at $16,000.



NOTE 15. GOING CONCERN

         As of December 31, 2004, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 16 - Restatement of Prior Year Financials

         The original financial statements for year ending December 31, 2003 were filed on May 11, 2004. On November 2, 2004, amended financial statements for the year ending December 31, 2003 were filed. These financial statements have been prepared using 2003 numbers that were restated from the version originally filed. The restatement principally involved the accounting for the acquisition of the Bodegas, particularly the put option granted to the sellers.

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

                                                         December 31,
                                                         2003

Shareholders'
   equity   -  as originally reported                   3,169,867
                       -  increase                        680,539
                                                          -------
                       -  as restated                   3,850,406

Net loss    -  as originally reported                  (5,123,324)
                       -  decrease                         80,539
                                                       ----------
                       -  as restated                  (5,042,785)

Loss per share         -  as originally reported            (0.21)
                       -  increase                      ---------
                       -  as restated                       (0.21)


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



                                         2003 Pro Forma      2002 Pro Forma
                                         --------------      --------------


Revenue                                    $    850,677          $  358,196

Net loss                                   $ (5,341,365)         $ (260,551)

Basic and diluted loss per common share          ($0.21)             ($0.04)


NOTE 17. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         Purchase of assets in subsidiaries in exchange for:

                                                   2004          2003
                                                ----------    ----------

         Stock (subject to put option)         $4,751,000     $2,500,000
                                                              ==========

  Stock Issued for Prepaid Compensation                 0     $ 928,325
                                               ==========     ==========
  Warrants issued as deferred financing costs           0     $  206,400
                                               ==========     ==========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         Marks Paneth & Shron LLP (the "Former Accountant") resigned as our principal accountants on August 20, 2004. Effective that same day, we engaged Lopez, Blevins, Bork & Associates, L.L.P. as our principal accountants. Our Board of Directors and audit committee approved the engagement of the new accountants.

         The Former Accountant's report dated April 14, 2004 on the Company's consolidated balance sheet of 360 Global Wine Company (formerly Knightsbridge Fine Wines, Inc.) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended, for the period October 8, 2002 (Inception) to December 31, 2002 and for the period October 8, 2002 (Inception) to December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except to the extent that, as discussed in the former accountants report, we have suffered significant losses and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In connection with the audit of 360 Global Wine Company for the fiscal year ended December 31, 2003, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

         We have had no disagreements with Lopez, Blevins, Bork & Associates, L.L.P. on any matter of accounting practices or principles, financial statement disclosure, or auditing scope or procedure.

         We furnished the resigning firm with the Form 8-K disclosing the change of accountants and such firm confirmed that they agreed with the above statements. The letter indicating their agreement was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on August 26, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2004, our chief executive officer and former chief financial officer, based on their evaluation of our disclosure controls and procedures, concluded that such controls and procedures were sufficient to ensure that information required to be disclosed in the Form 10-KSB and future Form 10-QSBs would be disclosed on a timely basis. Notwithstanding this conclusion, we have in the past twelve months experienced significant issues regarding the integration of our management with the management of the Kirkland Ranch, which shares management of our joint venture, Kirkland Knightsbridge, LLC. Such difficulties resulted in delays in our filing the financial information required by Form 8-K with regard to the joint venture.

We have taken and continue to take steps to eliminate these issues, such as the appointment of new controller for the joint venture and the implementation of uniform accounting systems. Notwithstanding these changes, it is possible that continuing integration issues could result in our controls and procedures being rendered inadequate in order for our continued compliance with the Securities and Exchange Act of 1934.


(b)      Changes in internal controls
         ----------------------------

         During the last fiscal quarter for the fiscal year ended December 31, 2004, the ongoing search to find a new chief financial officer and the developmental nature of our business and operations rendered our controls and procedures not sufficient to enable timely disclosure. As a result, we have begun to implement some additional procedures and controls, we have added new financial personnel and begun implementing uniform accounting systems, controls and procedures at certain of our subsidiaries, including our joint venture with the Kirkland Ranch, Kirkland Knightsbridge, LLC to ensure continued compliance with the Securities and Exchange Act of 1934.


                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. We did not hold an annual meeting in 2004. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                   AGE               POSITION
----                   ---               --------
Joel Shapiro            34         Director, CEO
Joseph Carr             45         President
Anthony J. A. Bryan     80         Director, Non-executive Chairman
Phillip E. Pearce       74         Director
Charles D. Marin        40         Executive Vice President/Director of Finance
Jay Essa                62         Executive Vice President of Sales
Michael Jeub            61         Director


         JOEL SHAPIRO, CHAIRMAN OF THE BOARD, CEO. Joel ("Jake") Shapiro is CEO and a Director of 360 Global Wine Company, and has served on the Board since August 1, 2003. He has reviewed or visited almost 100 wineries in 4 continents in his quest to build the world's best wine company. He is charged with developing, sourcing and negotiating our acquisitions and strategic partnerships. He also guides corporate strategy, ensuring that we stay on-track to meet our long-term goals. Prior to joining 360 Global Wine Company, Mr. Shapiro was President of JS Capital LLC, an east coast based finance boutique that specialized in mergers & acquisitions, and public corporate finance. JS Capital financed a variety of industry non-specific companies including software production firms in Pakistan, fiber optic systems in Mexico, and five star European hotel owners and operators. JS Capital had a strong presence in both apparel and mass media sectors, and maintained a number of Hollywood celebrity clients. JS Capital is no longer an active company as Mr. Shapiro now dedicates his full time to Knightsbridge. Mr. Shapiro began his finance career in 1992 working in the back offices of the investment-banking firm of M.H. Meyerson & Company. While attending night school at the Rutgers University Graduate School of Business for his MBA, Mr. Shapiro quickly rose up the ranks from working in the operations division of M.H. Meyerson to becoming one of the youngest Senior Traders, where he executed institutional orders on behalf of Wall Street's biggest firms, including Goldman Sachs, Merrill Lynch, and Credit Suisse First Boston. Mr. Shapiro attended Rutgers University, where he completed his studies in three years and received departmental and collegiate honors. As an undergraduate, Mr. Shapiro also attended the National University of Singapore, and through a joint venture program with Columbia University, the Shanghai Teachers College in China.

         JOSEPH CARR, PRESIDENT. Joe Carr is the President of 360 Global Wine Company. Mr. Carr was previously our Executive Vice President of Sales. Mr. Carr has over twenty years experience in the wine industry overseeing team building within the international wine industry. Prior to joining 360 Global Wine Company, Mr. Carr was the Vice President/Eastern Division Import Manager for Beringer Blass Wines. In this position, Joe surpassed all shipment and depletion goals while outperforming national Australian category trends over 38%. Mr. Carr also launched the brand Rothbury Estates, which surpassed all national goals and marketing plans. Prior to that, Mr. Carr was President of Mildara Blass Wines for North America. He lead the integration team of Beringer and Mildara Blass Wines and was responsible for international operations budgets, including Sales and Marketing Operations, and International Finance in excess of 11 million US$. He managed the executive staff including VP Marketing, VP Finance, and National Sales Manager. Joe built a team that consisted of 23 Regional Division Managers and 18 Regional Brokers. Previously he was Eastern Regional Manager for Paterno Imports, whose international portfolio of products comes from all major wine producing countries. Mr. Carr graduated from the State University of New York at Geneseo in 1982 with a degree in Business Communications/Fine Arts.

         JAY ESSA, EXECUTIVE VICE PRESIDENT OF SALES. Jay Essa is the Executive Vice President of Sales for 360 Global Wine Company. Mr. Essa was previously our Vice President of National Accounts, where he was instrumental in the development and expansion of sales and marketing team. In this position, he helped craft the 360 Global Wine Company Sales team and helped locate and develop our initial customer base. Prior to joining 360 Global Wine Company, Mr. Essa was Vice President of Sales and Marketing for Golden State Vintners. In this position, he managed 4 regional sales mangers to develop national brands and private labels for major clients, including Safeway, Kroger and Albertson. Prior to that, Mr. Essa was Vice President International Marketing and Western Division Manager for Palm Bay Imports. He led the development of an international sales and marketing program for both Italian and California wines. Before joint Palm Bay, Mr. Essa was President and CEO of Geerlings & Wade, Inc. (NASDAQ: GEER). He led the company's return to profitability in only 6 months and grew the top line revenues and profits for 3 consecutive years. He also helped position the company as the largest direct marketer and e-tailer of wine in North America. In addition, he personally developed numerous strategic alliances, including Starbucks, Greg Manning Auctions and Starchefs. Previously he was Managing Director in Europe for E&J Gallo Winery where he was responsible for development and management of operations in 18 countries. He has also served as E&J' Gallo Winery's Managing Director in UK & Ireland, General Manager of Gallo Sales Company, Regional Manager of Vintage Wine Division in California and a General Sales Manager for both Mountain Wine and Valley Winners. Jay graduated from the Pasadena City College in Pasadena, California where he majored in English Literature.

         ANTHONY J.A. BRYAN, NON-EXECUTIVE CHAIRMAN, DIRECTOR. Anthony J. A. Bryan is a Director of 360 Global Wine Company and has served in this capacity since November 4, 2003. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. Mr. Bryan has served on the Board of Directors of Federal Express (1987-96), Chrysler Corporation (1975-91), PNC Financial Corp (1978-89), ITT Corporation, Koppers Corporation, Hamilton Oil Corporation, First City National Bank of Houston, Imetal, and Hospital Corporation International. Mr. Bryan received his Master Degree in Business Administration from the Harvard Business School.

         PHILLIP E. PEARCE, DIRECTOR. Phillip E. Pearce is a Director of 360 Global Wine Company and has served in this capacity since December 11, 2003. Mr. Pearce is an independent business consultant with Phil E. Pearce & Associates, and a member of the Board of Directors for a number of domestic and internationally headquartered companies. Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce has been a featured speaker to the European Economic Committee in Belgium representing the United States on a symposium on public disclosures. Mr. Pearce is a graduate of the University of South Carolina and the Wharton School of Investment Banking at the University of Pennsylvania.

         CHARLES D. MARIN, VICE PRESIDENT/DIRECTOR OF FINANCE. Charles Marin is the Vice President and Director of Finance for 360 Global Wine Company. Mr. Marin is responsible for our consolidated financial operations. He has over 14 years of accounting experience including eight years of financial management experience in the wine industry specializing in Napa Valley vineyards. Prior to joining 360 Global Wine Company, he held management positions with Domaine Chandon, an international sparkling wine house and Roundhill Cellars, a nationally distributed wine producing company. With these companies he managed the day-to-day finance functions, international consolidations, budgeting & forecasting, contract review, and procedural development. Prior to his experience in the wine industry, Mr. Marin held positions in public accounting, construction and the service industries. Mr. Marin's financial background is enhanced by his in-depth knowledge of human resources management practices. Mr. Marin is a graduate of the University of California at Davis with an accounting accreditation from the University of Washington in Seattle.

         MICHAEL JEUB, DIRECTOR AND CHAIRMAN OF THE AUDIT COMMITTEE. Michael Jeub is a Director of 360 Global Wine Company and has served in this capacity since July 2004. Mr. Jeub is a Partner with the San Diego office of Tatum Partners. He is a financial management executive with a 30-year background in finance and operations. He is fully familiar with SEC requirements and compliance issues, and auditor and shareholder relations. From June 2002 to October 2003, Mr. Jeub served as Chief Financial Officer and Vice President of Finance for The Immune Response Corporation, a biotech company co-founded by Jonas Salk, which is developing a therapeutic AIDS vaccine. While in this position, Mr. Jeub was responsible for all accounting, SEC reporting, property and human resources. Prior to joining Tatum Partners, Mr. Jeub was Senior Vice-President and CFO of Jenny Craig International, a $350,000,000 NYSE company for five years. Previously, Mr. Jeub was Senior Vice-President and Chief Financial Officer of National Health Laboratories, a $800,000,000 NYSE company, at which he was the financial liaison with the controlling investor. Mr. Jeub also served first as Chief Financial Officer and then as President of Medical Imaging Centers of America, a publicly held chain of freestanding imaging centers and hospital leased imaging centers. Mr. Jeub spent 18 years with International Clinical Laboratories, a publicly held national chain of medical testing facilities. Mr. Jeub began his career at ICL as regional controller, was promoted to Chief Financial Officer during the bulk of his tenure and was President-ICL East for the last two years. Mr. Jeub was responsible for SEC filings and analyst presentations at ICL. Mr. Jeub holds a B.S. in Accounting from California State Polytechnic University-Pomona. Upon graduation Mr. Jeub joined Ernst& Young where he earned his CPA Certificate.


AUDIT COMMITTEE AND FINANCIAL EXPERT

         The Company has an Audit Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Mr. Michael Jeub and Mr. Tony Bryan. The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to the
Company's:

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

AUDIT COMMITTEE FINANCIAL EXPERT.

         Michael Jeub is the Company's Audit Committee Financial Expert, as that term is defined in Item 401 of Regulation S-B and the Board has determined that



Mr. Jeub is  independent,  as that term is used in Item  7(d)(3)(iv) of Schedule
14A under the Exchange Act. Mr. Jeub's qualifications as an audit committee financial expert are described above.



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under
Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2004.

CODE OF ETHICS

         On May 2, 2004,  we adopted a code of ethics that  applies to its Chief
Executive Officer, Principal Financial and Accounting Officer and Controller. A copy of the Company's code of ethics is filed as Exhibit 14.1 to this Annual
Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The following sets forth the annual and long-term compensation for services in all capacities to 360 Global Wine for the fiscal year ended December
31, 2004 for each person who served as the Company's Chief Executive Officer and the other most highly compensated Executive Officers with annual compensation in excess of $100,000 for the fiscal year.

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
        Principal                                          sation        Award(s)      Options/     Payouts      Compen-
        Position         Year    Salary($)    Bonus($)     ($)           ($)           SARs (#)     ($)          sation
                                                                                                                 ($)

        Joel Shapiro,    2004    0            0            0             0             0            0            159,500
        Chairman,        2003    0            0            0             0             0            0            114,500
        President and    2002    0            0            0             0             0            0            0
        CEO(1)





        Paul Gardner,    2004    50,700       0            0             0             0            0            50,700
        Chief            2003    125,000(3)   0            0             0             0            0            22,800(4)
        Marketing        2002    0            0            0             0             0            0            0
        Officer(2)
        Joseph Carr,     2004    139,375                                 20,000        100,000
        President(5)     2003    125,000(3)   0            0             0             0            0            0
                         2002    0            0            0             0             0            0            0


        Jay Essa,        2004    117,500      0                          20,000        0            0            0
        Executive Vice   2003
        President of     2002
        Sales (6)

        Charles
        Marin            2004    85,000       0            0             10,000        0            0            0
        Executive        2003
        Vice             2002
        President of
        Finance (7)


(1) Mr. Carr replaced Mr. Shapiro as President in September 2004 and Mr. Bryan replaced Mr. Shapiro as chairman of the Board in November 2004.
(2) On April 16, 2004, the Company and Mr. Gardner mutually agreed to terminate their working relationship. As part of the agreement, we agreed to pay Mr. Gardner approximately $50,700 of salary and expenses and Mr. Gardner agreed to wave his severance package.
(3) Mr. Gardner and Mr. Carr are each compensated by Knightsbridge, the Company's wholly owned subsidiary.
(4) Mr. Gardner received 986,700 shares of Knightsbridge's common stock valued at $22,800.
(5) Mr. Carr was our Executive Vice President of Sales from August 2003 until September 2004, when he was promoted to President. Pursuant to the terms of Mr. Carr's employment agreement for his position as President, he is to receive $155,000 compensation.
(6) Mr. Essa was hired to replace Mr. Carr as our Executive Vice President of Sales in September 2004.
(7) Mr. Marin was promoted to Executive Vice President/Director of Finance in November 2004.


                         OPTION/SAR IN LAST FISCAL YEAR
                                Individual grants

-------------------------------------------------------------------------------------------------------------------------------
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------
NAME                          NUMBER OF SECURITIES           PERCENT OF TOTAL             EXERCISE OR BASE    EXPIRATION DATE
                              UNDERLYING OPTIONS/SARS        OPTIONS/SARS GRANTED TO      PRICE ($/SH)
                              GRANTED (#)                    EMPLOYEES IN FISCAL YEAR
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------

(a)                           (b)                            (c)                          (d)                 (e)
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------
Joel Shapiro, CEO             0                              0                            0                   0
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------
Michael Jeub,                 120,000                        41.66%                       1.05                7/14/2009
Director
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------
Joseph Carr, President        100,000                        25.64%                       1.05                6/27/14
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------





Jay Essa,                     0                              0                            0                   0
Executive Vice President of
Sales
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------
----------------------------- ------------------------------ ---------------------------- ------------------- -----------------



The individuals listed in the above table did not own any stock appreciation rights as of December 31, 2004. None of the individuals, aside from Joseph Carr owned any options in the last fiscal year and therefore, none of them, including Joseph Carr exercised any options in the last fiscal year.

As of December 31, 2004, we did not maintain any long-term incentive plans.

BOARD OF DIRECTORS

         Our directors who are employees do not receive any compensation from the Company for services rendered as directors. Outside directors receive $1,000 a month for serving on the Board of Directors, an additional $1,000 per committee meeting for service on a committee of the Board of Directors and may in the future be granted incentive-based stock compensation. Cash fees to be paid to directors have not been paid as of December 31, 2004 and are currently accruing. On November 22, 2004, Mr. Bryan received an additional grant of 325,000 shares of the Company's common stock and Mr. Pearce received an additional grant of 400,000 shares of the company's common stock. These shares are subject to forfeiture if their directorship is terminated before the one year anniversary of the date of issuance or if certain performance criteria, to be determined, has not been met. Mr. Jeub received a warrant to purchase 120,000 shares of our common stock.

EMPLOYMENT AGREEMENTS

         On February 20, 2003, we entered into an employment agreement with Mr. Paul Gardner as an executive of 360 Global Wine Company effective March 1, 2003. Pursuant to the share exchange and reverse acquisition with Tech-Net Communications, Inc., that we completed on August 1, 2003, Mr. Gardner also became our Chief Marketing Officer. Mr. Gardner's compensation was $125,000 (Australian Dollars) (US $94,155 at March 31, 2004) per annum along with other similar employee benefits as offered to employees of the Company. In addition, Mr. Gardner received 986,700 shares of stock of Knightsbridge valued at $22,800. On April 16, 2004, 360 Global Wine Company and Mr. Gardner mutually agreed to terminate their relationship. As part of their mutual agreement, the Company agreed to pay Mr. Gardner approximately $50,700 as salary and expenses and Mr. Gardner agreed to wave his severance package.

         On June 1, 2003, we entered into an employment agreement with Mr. Joe Carr as an executive of 360 Global Wine Company effective June 1, 2003. On August 1, 2003, as a result of the share exchange, he also became our Executive Vice President of Sales. Mr. Carr's compensation is $125,000 per annum along with other similar employee benefits as offered to employees of 360 Global Wine. Mr. Carr also received 350,000 shares of stock of 360 Global Wine valued at approximately US $280,000. On September 24, 2004, Joseph Carr was promoted to President of 360 Global Wine.

         On September 24, 2004 we promoted Jay Essa to Executive Vice President of Sales. Previously, Mr. Essa was our Vice President of National Accounts. Currently, we have a verbal agreement with Mr. Essa regarding his employment as Executive Vice President. Jay Essa and 360 Global Wine have a verbal agreement regarding his employment as our Executive Vice President of Sales and we are working on finalizing the terms and reducing them to writing.

         On October 8, 2004 360 Global Wine entered into an employment agreement with Mr. Charles Marin as an Executive Vice President effective November 1, 2004. Mr. Marin will serve at the pleasure of the Board of Director's. Mr. Marin's Compensation with be $100,000 per annum along with other similar employee benefits as offered to employees of 360 Global Wine. Mr. Marin also received a stock grant of 75,000 shares of our common stock.


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

         As of April 14, 2005, we had a total of 42,540,297 shares of common stock and no shares of Preferred Stock issued and outstanding, which are the only issued and outstanding voting equity securities of the Company.

         The following table sets forth, as of April 14, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock except as otherwise indicated.

                                AMOUNT AND NATURE OF BENEFICIAL    PERCENTAGE
     NAME AND ADDRESS                  OWNERSHIP                   Of Voting of
                                                                    Securities
                                                                       (1)
Joel Shapiro                          10,900,225                       25.68%
CEO
171 Proprietors Crossing
New Canaan, CT 06840

                                AMOUNT AND NATURE OF BENEFICIAL    PERCENTAGE
     NAME AND ADDRESS                  OWNERSHIP                   Of Voting of
                                                                    Securities
                                                                       (1)

Gryphon Master Fund, L.P.              4,249,776                        9.99%
100 Crescent Court, Suite 490
Dallas, Texas 75201

Anthony J. A. Bryan                      600,000                        1.41%
Director
2525 North Ocean Blvd
Gulfstream, FL 33483

Phillip E. Pearce                        600,000                        1.41%
Director
6624 Glenleaf Court
Charlotte, NC  28270

Michael Jeub                             100,000  (3)                  0.23%
12959 Chaparral Ridge Rd
San Diego, CA 92130


Larry Kirkland                         4,255,320 (2)                  10.00%
One Kirkland Ranch Road
Napa, CA 94558

Armadillo Investments, PLC             7,272,727                      17.10%
C/O Pearl Investments Mgmt
Services LTD, 6th Floor
Great Cumberland Place
London, UK W1H7AL


Joseph Carr                              370,000                       0.87%
President
659 Western Avenue
Albany, NY 12203

TriPoint Capital Advisors, LLC         2,436,825                       5.73%
400 Professional Drive, Ste 310
Gaithersburg, Maryland 20879

Charles D. Marin                          85,000                       0.20%
Executive Vice President/Director
of Finance
1 Kirkland Ranch Rd
Napa, CA 94558

                                AMOUNT AND NATURE OF BENEFICIAL    PERCENTAGE
     NAME AND ADDRESS                  OWNERSHIP                   Of Voting of
                                                                    Securities
                                                                       (1)

Jay Essa                                  95,000                       0.22%
Executive Vice President of Sales
1644 Black Fox Canyon Road
Henderson, NV 89052

Redwood Grove Capital                  2,300,000                       5.41%
Management, LLC
The Transamerica Pyramid
600 Montgomery Street, 4th Floor
San Francisco, CA 94111

All directors and officers as a
 group (7 persons)                    12,775,225                      30.02%


* Included in this table are persons who may not own 5% of our outstanding Voting Stock but who currently hold positions as our officers or directors.
--------------

(1) All Percentages have been rounded up to the nearest one hundredth of one percent.
(2) Per the terms of the membership agreement between 360 Global Wine Company, Inc., Kirkland Ranch Winery and Mr. Larry Kirkland, Mr. Kirkland and/or various trusts that Mr. Kirkland controls the voting rights to one hundred (100%) percent of the 4,255,320 shares of Knightsbridge Fine Wines, Inc. that are owned by Kirkland Knightsbridge, LLC. Therefore, Mr. Kirkland beneficially owns 4,255,320 shares of our voting stock
(3) Includes the 100,000 warrants, at an exercise price of $1.05 per share, granted to Mr. Jeub in July 2004. as part of a grant of 120,000 warrants that vest 10,000 per months begging in July 2004.



CHANGES IN CONTROL

         We are not aware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing April 21, 2004, our principal corporate office is located at One Kirkland Ranch Road, Napa, California 94558. The property is owned by

Knightsbridge Kirkland, LLC and has an existing mortgage securing a $20,000,000 loan. The Kirkland property consists of sixty-nine (69) acres of vineyard land and a 57,000 square winemaking facility.

         Prior to April 21, 2004, our principal corporate office was located at 65 Shrewsbury Road, Livingston, NJ 07039. We subleased that office from JS Capital, LLC, a company wholly owned by Joel Shapiro, our CEO. Since relocation, this office has become our U.S. Satellite office pursuant to a verbal lease agreement with JS Capital. JS Capital has not, and does not charge us for this space.

         We formerly subleased our Australian office located at 13 Lileura Avenue, Beaumaris, Victoria, AU 3193 pursuant to a verbal lease agreement with The PLS Super Annuation Fund, a company that is 100% owned by Paul Gardner. The Company was not charged rent for this space.

         On September 24, 2004, we entered a Debt Restructuring Agreement with Gryphon Master Fund, L.P. Pursuant to the Agreement, Gryphon agreed to cancel certain penalties due to it under the Senior Secured Convertible Note dated April 21, 2004, and to freeze remaining penalties that may come due pursuant to the terms of the Registration Rights Agreement dated April 21, 2004. Gryphon also agreed to cancel certain interest payments currently due and which will become due pursuant to the terms of the $5,500,000 Note dated April 21, 2004. In consideration for the foregoing agreements by Gryphon, we agreed to issue a new promissory note in the amount of seven hundred thousand dollars ($700,000), which will bear interest at 6% per annum and is due and payable on August 31, 2005. The new Note is secured by 3,000,000 shares of the Company's common stock owned by Joel Shapiro, our Chief Executive Officer. Joel Shapiro, Gryphon and Warren W. Garden, P.C. entered into a Stock Pledge Agreement on September 24, 2004, which secures payment of all of our obligations now or hereafter existing under the Agreement and the new Note. The Collateral will be held pursuant to the Stock Pledge and Escrow Agreements that were also entered into on September 24, 2004. Should an Event of Default (as defined in the new Note) occur, which we do not cure following notice in accordance with the terms of the new Note, then Gryphon shall have the right to immediately demand that the Collateral be released to Gryphon and shall also be entitled to reinstate any interest or penalties previously cancelled or frozen pursuant to the terms of the Agreement less any amounts actually paid by us under the new Note. The principal and interest of the new Note shall be paid by us if Gryphon makes such demand upon the occurrence of an Event of Default or on August 31, 2005, whichever event occurs earlier. The term of the Agreement begins as of the Effective Date of the Agreement and ends on the date that the Note is paid in full and we have complied with our obligations under the Agreement and the new Note.

         On September 30, 2004, we entered an Amended Agreement with each of Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund. We were in default of the following: (i) the Note Purchase Agreement, dated as of May 28, 2004, by and among 360 Global Wine Company, Longview Fund, Longview Equity and Longview International; (ii) the Convertible Promissory Note No. PN-04-1 dated May 28, 2004, in the principal amount of $250,000 issued by 360 Global in favor of Longview Fund; (iii) the Convertible Promissory Note No. PN-04-2 dated May 28, 2004, in the principal amount of $200,000 issued by 360 Global in favor of Longview Equity; and, (iv) the Convertible Promissory Note No. PN-04-3 dated May 28, 2004, in the principal amount of $50,000 issued by 360 Global in favor of Longview International. We currently owe to the Purchasers the aggregate principal amount of $500,000, plus interest of $15,875 through September 29, 2004. To cure any event of default or default under the Note Purchase Agreement and the Notes, the parties agreed to amend certain provisions of the Note Purchase Agreement and each of the Notes. As security for the performance of our obligations under the Note Purchase Agreement, the Notes, and the Amended Agreement, our Chief Executive Officer, Mr. Shapiro pledged two hundred and fifty thousand (250,000) shares of his own 360 Global Common Stock to the Purchasers, pursuant to a Pledge Agreement dated September 30, 2004 between Mr. Shapiro and each of the Purchasers. Upon foreclosure under the Pledge Agreement, the Pledged Shares shall be deemed Registrable Securities, and such Pledged Shares shall be registered with the Securities and Exchange Commission in accordance with the terms, conditions and provisions of the Note Purchase Agreement.

         Because of their management positions, organizational efforts and/or percentage share ownership in 360 Global Wine Company, Messrs. Shapiro and Kirkland may be deemed to be "parents" and "promoters" of the Company, as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among Knightsbridge and Messrs. Shapiro and Kirkland such as the sale of our common stock to each of them as described above, should not be considered to have occurred at arm's-length.

         Furthermore, with regard to our predecessor Tech-Net Communications, Mr. Jayeson Carmichael, Mr. Ed Wong and Ms. Diane Travis, may have been deemed to be "promoters" or "parents" of Tech-Net due to their share holdings. However, Mr. Carmichael, Mr. Wong and Ms. Travis no longer have any affiliation with the Company.



ITEM 13.          EXHIBITS LIST AND REPORTS ON FORM 8-K -UPDATE

(a) Exhibits.

Exhibit         Description
Number

2.1 Share Exchange Agreement between Tech-Net Communications, Inc. and the shareholders of Knightsbridge Fine Wines, Inc., dated as of July 31, 2003 (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 1, 2003).

2.2 Form of Termination, Settlement and Release Agreement between Raul Enrique Granillo Ocampo, Nelida Barros Reyes de Granillo Ocampo, Bodegas y Vinedos Anguinan S.A. and 360 Global Wine Company, KFWBA Acquisition Corp., Raul Marozof, dated as of November 30, 2004 (Incorporate by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 20, 2004.)

3.1         Articles  of   Incorporation   of  Tech-Net   Communications,   Inc.
            (Incorporated   by  reference  to  Exhibit  3.1  to  the   Company's
            Registration Statement on Form SB-2 (File No. 333-90456)).

3.2+        Articles of Incorporation of the Company, as amended

3.3         Amended Bylaws of the Company  (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-90456)).

4.1 Form of certificate representing shares of the Company's common stock.

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

10.23 Form of Amendment Agreement by and between 360 Global Wine Company, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, dated September 30, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2004)

10.24 Form of Pledge Agreement by and between Mr. Shapiro, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, dated September 30, 2004. (Incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on October 7,
            2004) 10.25 Form of Debt Restructuring Agreement dated September 24, 2004 between 360 Global Wine Company and Gryphon Master Fund, LP (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004)

10.26       Form of Escrow  Agreement  dated  September  24, 2004  between  Joel
            Shapiro, Gryphon Master Fund, L.P., and Warren W. Garden, P.C. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004)

10.27       Form of Irrevocable  Escrow Agent  Instructions  dated September 24,
            2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004) 10.28 Form of Notice Of Conversion Price Adjustment dated September 24, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004)

10.29 Form of Promissory Note dated September 24, 2004 between 360 Global Wine Company and Gryphon Master Fund, LP (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004) 10.30 Form of Stock Pledge Agreement dated September 24, 2004 between Joel Shapiro, Gryphon Master Fund, L.P., and Warren W. Garden, P.C. (Incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on September 30, 2004) 14.1 Code of Ethics. 10.31 Employment Agreement between Jay Essa and the Company dated February 20, 2003. 10.32 Employment Agreement between Charles Marin and the Company, dated February 20, 2003. 16.1 Letter from Morgan & Company regarding change in certifying accountant, dated December 1, 2003 (Incorporated by reference to Exhibit 16.1 to the Company's amendment to Current Report on Form 8-K/A filed on December 1, 2003).

16.2 Letter from Marks Paneth & Shron LLP regarding change in certifying accountant, dated August 20, 2004 (Incorporate by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 26, 2004)

21.1        List of Subsidiaries

22.1 Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 (Incorporated by reference to the Company's Definitive 14C filed on January 19, 2005)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

(b)         Reports on Form 8-K
            -------------------

1.) On May 3, 2004, the Company filed a Form 8-K under items 2, 5 and 7 with the Securities and Exchange Commission describing the closing of its purchase of the 50% membership interest in Kirkland Knightsbridge, LLC and the senior secured convertible note financing that the Company had undertaken.

2.) Resignation of Marks Paneth & Shron LLP (the "Former Accountant") and appointment of Lopez, Blevins, Bork & Associates, L.L.P. as the Company's principal accountants on August 26, 2004, reporting an event that occurred on August 20, 2004.

3.) Debt Restructuring Agreement Between Gryphon Master Fund L.P. and the Company, Inc, reported on Form 8-K on September 30, 2004, reporting an event that occurred on September 24, 2004.

4.) Appointment on New President and Executive Vice President of Sales and Marketing. Share Exchange with Knightsbridge Fine Wines, Inc, reported on Form 8-K on September 30, 2004, providing further disclosure of an event that occurred on September 24, 2004.

5.) Amended Note Purchase Agreement between Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP and Knightsbridge Fine Wines, Inc., reported on Form 8-K on October 7 2004, reporting an event that occurred on September 30, 2004.

6.)         Appointment  of  new   non-executive   Chairman  of  the  Board  and
            resignation of one Director reported on Form 8-K on November 8, 2004, reporting an event that occurred on November 5, 2004.

7.) Certain Financial Disclosures reported on Form 8-K on December 7, 2004, reporting an event that occurred on December 7, 2004.

8.) Completion of the of divesture of ownership interest in Bodegas Anguinan Winery reported on Form 8-K on December 20, 2004, reporting an event that occurred on December 16, 2004

9.) Name change reported on Form 8-K on February 22, 2004, reporting an event that occurred on February 15, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
         The aggregate fees billed for professional services rendered by Marks, Paneth, and Shron, LLP and Lopez, Blevins and Bork LLP for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2004 were $141,116 and $289,861, respectively.

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


                                   360 Global Wine Company, Inc.

                                   By:      /s/ Joel Shapiro
                                            -----------------------
                                            Joel Shapiro,
                                            Chief Executive Officer

                                   Date: May 18, 2005

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:      /s/ Joel Shapiro
                                            ----------------
                                            Joel Shapiro,
                                            Principal Financial and
                                            Accounting Officer

                                   Date:  May 18, 2005

                                   By:      /s/ Anthony J.A. Bryan
                                            ----------------------
                                            Anthony J.A. Bryan,
                                            Chairman and Director

                                   Date:  May 18, 2005

                                   By:    /s/  Phillip E. Pearce
                                          ----------------------
                                            Phillip E. Pearce
                                            Director

                                   Date:  May 18, 2005

                                   By:      /s/ Joseph Carr
                                            ---------------
                                            Joseph Carr
                                            President

                                   Date:  May 18, 2005

                                   By:      /s/ Charles D. Marin
                                            --------------------
                                            Charles D. Marin
                                            Vice President/Director of Finance

                                   Date:  May 18, 2005

                                   By:    /s/  Michael Jueb
                                          -----------------
                                            Michael Jueb
                                            Director

                                   Date:  May 18, 2005

                                                                    Exhibit 31.1
                    Certification of Chief Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of 360 Global Wine Company, Inc.;

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



Date:  May 18, 2005                           By: /s/ Joel Shapiro
                                                  ---------------------------
                                                      Joel Shapiro
                                                      Chief Executive Officer

                                                                    Exhibit 31.2
                    Certification of Principal Financial and
                Accounting Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Joel Shapiro, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of 360 Global Wine Company, Inc.;

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



         Date:  May 18, 2005                 By: /s/  Joel Shapiro
                                                 ----------------------------
                                                      Joel Shapiro
                                                      Principal Financial and
                                                      Accounting Officer

                                                                    Exhibit 32.1

Written Statement of the Chief Executive Officer and Principal Financial and Accounting Officer
                       Pursuant to 18 U.S.C. Section 1350

In connection with the filing of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Report") by 360 Global Wine Company, Inc. ("Registrant"), the undersigned hereby certifies that, to the best of his knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




/s/ Joel Shapiro
-----------------------
Joel Shapiro
Chief Executive Officer

/s/ Joel Shapiro
-----------------------
Joel Shapiro
Principal Financial and
Accounting Officer

Date: May 18, 2005



A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to 360 Global Wine Company, Inc and will be retained by 360 Global Wine Company, Inc and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 3.2

FILED: C13452-00             ARTICLES OF INCORPORATION             Receipt  #:
                               Pursuant to NRS 78
                                 STATE OF NEVADA
                               Secretary of State

IN THE OFFICE OF
Dean Heller
                                  DEAN HELLER,
                               SECRETARY OF STATE

(For filing office use)                                  (For filing office use)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   IMPORTANT:  Read instructions on reverse side before completing this form.
                         TYPE OR PRINT (BLACK INK ONLY)

1.  NAME OF CORPORATION: 360 Global Wine Company
2. RESIDENT AGENT: (designated resident agent and his STREET ADDRESS in Nevada where process may be served)

     Name of Resident Agent: Michael A Cane

     Street Address:  101 Convention Ctr. Dr Ste. 1200, Las Vegas, NV  89109

3. SHARES: (number of shares the corporation is authorized to issue) Number of shares with par value: 100 Million Par value: $.001 No. without par value:
_________

4.   GOVERNING BOARD:  shall be styled as (check one):  X           Directors
                                                        -----------
                                                                    Trustees
                                                        -----------

The FIRST BOARD OF DIRECTORS shall consist of 1 member(s) and the names and addresses are as follows:

Michael A. Cane        101 Convention Ctr. Dr. Suite 1200   Las Vegas, NV  89109
----------------       ---------------------------------------------------------
Name                                   Address              City/State/Zip

----------------       ---------------------------------------------------------
Name                                   Address              City/State/Zip

5. PURPOSE: (optional): The purpose of the corporation shall be:


6. OTHER MATTERS: This form includes the minimal statutory requirements to incorporate under NRS 78. You may attach additional information pursuant to NRS
78.037 or any other information you deem appropriate. If any of the additional information is contradictory to this form it cannot be filed and will be returned to you for correction. Number of pages attached: 0.

7. SIGNATURES OF INCORPORATORS: The names and addresses of each of the incorporators signing the articles.

Michael A. Cane
-------------------------------
Name (print)

101 Convention Ctr. Dr Ste. 1200
Las Vegas, NV  89109
--------------------------------
 Address          City/State/Zip

/s/ Michael Cane
--------------------------------
Signature

State of Nevada County of Clark

This instrument was acknowledged before
me on May 15,  2000,  by
Michael A. Cane
--------------------------------------
Name of Person

as incorporator of Tech-net Communications, Inc.

/s/ Carolyne S. Johnson
-------------------------------------
     Notary Public Signature

 (affix notary stamp or seal)

8. CERTIFICATE OF ACCEPTANCE OF APPOINTMENT OF RESIDENT AGENT:

  I, Michael A. Cane hereby accept appointment as Resident Agent for the above named corporation.

/s/ Michael Cane                                        05-15-00
--------------------------------              -------------------------
Signature of Resident Agent                             Date

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

         C. OUTSIDE BUSINESS ACTIVITIES

         The determination of whether any outside position an employee may hold is improper will depend on the facts and circumstances of each case. Your involvement in trade associations, professional societies, and charitable and similar organizations will not normally be viewed as improper. However, if those activities are likely to take substantial time from or otherwise conflict with your responsibilities to our Company, you should obtain prior approval from your supervisor and the Human Resources Department. Other outside associations or activities in which you may be involved are likely to be viewed improper only if they would interfere with your ability to devote proper time and attention to your responsibilities to our Company or if your involvement is with another Company with which our Company does business or competes. For a director, employment or affiliation with a Company with which our Company does business or competes must be fully disclosed to our Company's Board of Directors and must satisfy any other standard s established by applicable law, rule (including rules of a stock exchange, quotation system, OTC Bulletin Board or "pink sheets") or regulation and any other corporate governance guidelines that our Company may establish.

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

The names, addresses, telephone numbers, facsimile numbers and e-mail addresses of the Chief Executive Officer, President and General Counsel of our Company are set forth below:

General Counsel (outside):    Chief Executive Officer:   President:


Martin Eric Weisberg, Esq.    Mr. Joel Shapiro           Mr. Joe Carr
Jenkens & Gilchrist Parker
 Chapin LLP                   One Kirkland Ranch Road    One Kirkland Ranch Road
The Chrysler Building         Napa, California 94558     Napa, California 94558
405 Lexington Avenue          (707) 254-9100             (707) 254-9100
New York, New York 10174      (707) 254-7258             (707) 254-7258
(212) 704-6050                jshapiro@knightsbridge     jcarr@knightsbridge
(212) 704-6157                finewines.us               finewines.us
mweisberg@jenkens.com

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


                      Name: ______________________________
                              Print Above

                      Signature: _________________________

                      Date: ______________________________

                                                                    Exhibit 21.1

KNIGHTSBRIDGE FINE WINES, INC.
SCHEDULE OF SUBSIDIARIES
12-31-04

Name of Subsidiary                           Percent Owned
------------------                           -------------
360 Global Wine Company                      100%
Dominion Wines, Ltd.                         56%
KFWBA Acquisition Corporation                100%
Kirkland Knightsbridge, LLC                  50%
Knightsbridge Torrique                       100%