Form 10KSB/A
period 2004-12-31
360 GLOBAL WINE CO
filed 2005-05-20
CIK 1124019

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

         Loss on divestment in subsidiary. During the year ended December 31, 2004, the Company divested it's investment in Argentina. The expense related to that divestment was approximately 2,621,000.

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

                                                                             ============






                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,




                                                         2004                     2003
                                                  ------------------------------------------

Revenues:
      Commissions                                            $ 20,780           $ 399,826
      Sales                                                 2,576,888             289,682
      Custom services and events                              270,359                   -

                                                  ----------------------------------------

            Total                                           2,868,027             689,508
                                                  ------------------------------------------

Operating expenses:
      Cost of goods sold                                    2,558,156             187,297
      Sales and marketing                                   1,890,278           1,130,269
      General and administrative                            4,207,374           1,020,389
      Stock compensation expense                            1,938,846           2,973,662
      Loss on divestment in Subsidiary                      2,620,914
                                                  ----------------------------------------

            Total                                          13,215,568           5,311,617
                                                  ------------------------------------------

Loss from operations                                      (10,347,541)        (4,622,109)
                                                  ------------------------------------------

Other income (expense):
      Interest income                                          30,400              13,337
      Interest expense                                     (3,522,253)           (447,763)
      Other Expense                                          (245,574)
      Gain (loss) on currency transactions                      4,110                   -

                                                  ------------------------------------------
                Other income (expense), net                (3,733,317)           (434,426)
                                                  ------------------------------------------

Loss before minority interest                             (14,080,858)         (5,056,535)

Minority interest in consolidated loss                        879,682              13,750
                                                  ------------------------------------------


Net loss                                                $ (13,201,175)        $ (5,042,785)
                                                  ==========================================

Net loss per share:
      Basic and diluted                                       $ (0.36)            $ (0.21)

Weighted average shares outstanding:
      Basic and diluted                                    37,181,011          24,410,559


                             360 GLOBAL WINE COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            YEARS ENDED DECEMBER 31,





                                             2004                2003
                                         -------------------------------------

Net loss                                    $ (13,201,175)       $ (5,042,785)

Foreign currency translation adjustment            96,533            (102,838)
                                         -------------------------------------

Comprehensive loss                          $ (13,104,462)       $ (5,145,623)
                                         =====================================




                             360 GLOBAL WINE COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Warrant                Common Stock                         Prepaid         Add'l
                                         ------------------------------------------------  Subscriptions      Stock          Paid in
           ACTIVITY                         Number        Value       Number        Value   Receivable     Compensation      Capital
------------------------------------------------------------------------------------------------------------------------------------

Balance 12-31-02                           100,000         10,000    17,705,050    17,705    (17,705)  $       --           10,000

February 17, 2003
  Acquisition of Dominion Wines Int'l                                 1,000,000     1,000                                    16,501


February 20, 2003
  Common stock issued as compensation                                   986,700       987                                    21,813

May 15, 2003
  100,000 warrants issued for
  note of $100,000                         100,000                                                                           41,217

May 15, 2003
  25,000 warrants issued for
  note of $25,000                                                                                                            10,603

May 27, 2003
  25,000 warrants issued for note           25,000                                                                           10,576

July 1, 2003
  3,313,250 shares issued as
   compensation                                                       3,313,250     3,313      (3,313)   (299,625)        2,647,287

July 7, 2003
  25,000 warrants issued for
  note of $25,000                           25,000                                                                           10,304

July 22, 2003
  Payment of subscription receivable                                                            1,252

July 28, 2003
  Common stock issued for cash                                            6,250         6                                    24,994

July 28, 2003
  75,000 warrants issued for
  note of $250,000                          75,000                                                                           46,744

August 1, 2003
  Tech-Net Merger                                                     5,122,000     5,122                                    (5,122)





                                                                         Accumulated
                                                                       Foreign Exchange
                                                                         Translation
            ACTIVITY                                 Deficit             Adjustments       Total
--------------------------------------------------------------------------------------------------
Balance 12-31-02                                     (37,020)           $     --         (17,020)

February 17, 2003
  Acquisition of Dominion Wines Int'l                                                     17,501

February 20, 2003
Common stock issued as compensation                                                       22,800

May 15, 2003
  100,000 warrants issued for note
  of $100,000                                                                             41,217

May 15, 2003
  25,000 warrants issued for note
  of $25,000                                                                               10,603

May 27, 2003
  25,000 warrants issued for note                                                          10,576

July 1, 2003
  3,313,250 shares issued as compensation                                               2,344,662

July 7, 2003
  25,000 warrants issued for note
  of $25,000                                                                               10,304

July 22, 2003
  Payment of Subscription Receivable                                                        1,252

July 28, 2003
  Common stock issued for cash                                                             25,000

July 28, 2003
  75,000 warrants issued  for note of
   $250,000                                                                                46,744

August 1, 2003
  Tech-Net Merger                                                                              --













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
                                                  ===================================================


                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                   2004          2003
                                               ----------------------------

Cash flows from operating activities:

   Net loss                                    $ (13,201,175) $ (5,042,785)

   Adjustment to reconcile net
    loss to cash used in operating activities:

   Depreciation and amortization
    - property and equipment                       1,243,132        23,999
   Bad Debt expense                                   46,000             -
   Non-cash interest expense                       1,650,117       376,218
   Loss on divestiture in subsidiary               2,620,914
   Repayment of notes payable representing
    amortized discount                                     -      (119,696)
   Stock compensation                              1,938,846     2,973,662
   Minority interest in loss                        (879,682)      (13,750)
   Other                                                                 -

   Changes in current assets and liabilities:
   Accounts receivable                               (15,906)      (10,789)
   Inventories                                      (850,610)     (440,367)
   Prepaid expenses                                 (252,109)       14,843
   Other current assets                             (904,900)            -
   Accounts payable                                1,102,755       579,736
   Accrued expenses                                 (116,065)      347,989
   Customer prepaid liability                                            -
   Other                                                   -           153
                                               ----------------------------

Net cash used in operating activities             (7,618,684)   (1,310,787)
                                               ----------------------------

Cash flows from investing activities:

   Acquisition of KKLLC                              316,503
   Acquisition of property and equipment              (4,745)     (441,974)
   Notes receivable                                        -      (226,706)
   Deposits                                                -      (217,500)
   Other assets                                            -       (90,800)
                                               ----------------------------

Cash used in investing activities                    311,758      (976,980)
                                               ----------------------------

Cash flows from Financing activities:

   Issuance of common stock                        2,028,323        37,343
   Proceeds from notes payable                     1,795,000     2,781,810
   Proceeds from issuance of warrants                      -     1,268,190
   Repayment of note payable not representing
    unamortized discount                            (108,728)     (269,116)
   Deferred Financing costs                                -      (320,000)
   Proceeds from affiliated entity                 2,250,000
   Cash Overdraft                                          -             -
                                               ----------------------------

Cash provided by financing activities             5,964,5956     3,498,227
                                               ----------------------------

Foreign Currency Translation effect                   96,850           (87)
                                               ----------------------------

Net decrease in cash                              (1,245,481)    1,210,373

Cash, beginning of period                          1,325,373       115,000
                                               ----------------------------

Cash, end of period                                 $ 79,892   $ 1,325,373
                                                ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                   $  1,287   $          -

Interest paid                                       $ 19,737   $    128,273

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

NOTE 6.  INCOME TAXES



         The provision for taxes consisted of the following:

                                                                                 2004               2003
                                                                               -------------   -------------


         Loss before income taxes                                              $ (14,081,000)   $ (5,050,000)
                                                                               =============   =============

         Current                                                                 -                   -
         Deferred                                                                -                   -
                                                                               -------------   -------------
               Total provision                                                   -                   -
                                                                               =============   =============


                                                                                  2004                2003
                                                                               -------------   -------------

         Federal income taxes  at statutory rate                              $ (14,788,000)   $ (1,763,000)
         State income taxes                                                        (718,000)       (253,000)
         Increase in taxes resulting from:
             Benefit of U.S. tax loss not recognized                              3,868,000       1,781,000
             Benefit   of   temporary    difference    from   stock
             compensation not recognized                                            961,000         121,000
             Interest expense arising from beneficial conversion
             features not deductible                                                680,000          79,000
             Other, net                                                                   -          35,000
                                                                               -------------   -------------
         Provision for income taxes                                               -                   -
                                                                               =============   =============

         The primary  components of deferred  income tax assets and  liabilities are as follows:

                                                                                    2004             2003
                                                                                    ----             ----
         Deferred income tax assets:
             Loss and credit carryforwards                                     $  3,200,000    $  1,796,000
             Benefit of temporary difference from stock compensation not recognized
                                                                                   961,000          121,000

                                                                               -------------   -------------
                                                                                 4,161,000        1,917,000
         Less Valuation allowance                                                4,161,000        1,917,000
                                                                               -------------   -------------
                                                                                    -                -
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


Note 16 - Restatement of Prior Year Financials

         The original financial statements for year ending December 31, 2003 were filed on May 11, 2004 amended financial statements for the year ending
December 31, 2003 were filed. These financial statements have been prepared using 2003 numbers that were restated from the version originally filed. The restatement principally involved the accounting for the acquisition of the Bodegas, particularly the put option granted to the sellers.

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


         JOEL SHAPIRO,  DIRECTOR, CEO. Joel ("Jake") Shapiro is CEO
and a Director of 360 Global Wine Company, and has served on the Board since August 1, 2003. He has reviewed or visited almost 100 wineries in 4 continents in his quest to build the world's best wine company. He is charged with developing, sourcing and negotiating our acquisitions and strategic partnerships. He also guides corporate strategy, ensuring that we stay on-track to meet our long-term goals. Prior to joining 360 Global Wine Company, Mr. Shapiro was President of JS Capital LLC, an east coast based finance boutique that specialized in mergers & acquisitions, and public corporate finance. JS Capital financed a variety of industry non-specific companies including software production firms in Pakistan, fiber optic systems in Mexico, and five star European hotel owners and operators. JS Capital had a strong presence in both apparel and mass media sectors, and maintained a number of Hollywood celebrity clients. JS Capital is no longer an active company as Mr. Shapiro now dedicates his full time to Knightsbridge. Mr. Shapiro began his finance career in 1992 working in the back offices of the investment-banking firm of M.H. Meyerson & Company. While attending night school at the Rutgers University Graduate School of Business for his MBA, Mr. Shapiro quickly rose up the ranks from working in the operations division of M.H. Meyerson to becoming one of the youngest Senior Traders, where he executed institutional orders on behalf of Wall Street's biggest firms, including Goldman Sachs, Merrill Lynch, and Credit Suisse First Boston. Mr. Shapiro attended Rutgers University, where he completed his studies in three years and received departmental and collegiate honors. As an undergraduate, Mr. Shapiro also attended the National University of Singapore, and through a joint venture program with Columbia University, the Shanghai Teachers College in China.

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