Form 10QSB
period 2005-03-31
360 GLOBAL WINE CO
filed 2005-06-16
CIK 1124019

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  March 31, 2005

[  ]      Transition Report  pursuant  to 13 or 15(d) of the Securities Exchange
Act  of  1934

For  the  transition  period                  to

Commission  File  Number  333-90456

360 GLOBAL WINE COMPANY

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0231440 (IRS Employer Identification No.)

One Kirkland Ranch Road

Napa, California 94558

(Address of principal executive offices (zip code))

(707) 254-9100

 (Registrant’s telephone number, including area code)

Check  whether  the issuer (1) filed all reports required to be filed by Section

13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,340,797 Shares of $.001 par value Common Stock outstanding as of March 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

360 GLOBAL WINE COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31, 2005

ASSETS

Current assets:
Cash	$ 22,424
Accounts receivable, net of allowance of $71,557	29,754
Inventory	5,753,609
Prepaid interest	773,882
Other Prepaid expenses	89,210

6,668,880

Property and equipment, net of accumulated depreciation	38,580,317

Goodwill	28,588
Other assets	315,794
Deferred financing costs	1,159,451

Total assets	$ 46,753,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - Trade	$ 2,380,413
Accounts payable - Affiliated Entity	390,490
Accrued interest expenses	352,985
Other Accrued expenses	139,283
Notes payable	2,326,073
Notes payable - Affiliated Entity	2,250,000

Total current liabilities	7,839,243

Long-term debt, net of unamortized discount of $3,030,758
face amount $25,500,000	22,469,242

Total liabilities	30,308,485

Minority interest	16,077,352

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized
41,340,797 outstanding as of March 31, 2005	41,341
Subscription receivable	(18,972)
Additional paid in capital	20,329,692
Accumulated other comprehensive income - foreign exchange adjustment	(6,055)
Deficit accumulated	(19,978,814)

Total stockholders' Equity	367,191

Total Liabilities and Stockholders' Equity	$ 46,753,029

360 GLOBAL WINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31,
(unaudited)

	2005	2004

Revenues:
Commissions	$ -	$ 22,104
Sales	365,325	467,997
Custom services and events	83,958	-

Total	449,283	490,101

Operating expenses:
Cost of goods sold	290,606	215,845
Sales and marketing	285,695	686,749
General and administrative	878,401	827,036
Stock compensation expense	113,775	264,225

Total	1,568,477	1,993,855

Loss from operations	(1,119,194)	(1,503,754)

Other income (expense):
Interest income	-	12,323
Interest expense	(942,039)	(341,853)
Other Expense	(174,676)	-
Gain (loss) on currency transactions	(2,911)	(15,962)
Other income (expense), net	(1,119,626)	(345,492)

Loss before minority interest	(2,238,819)	(1,849,246)

Minority interest in consolidated loss	540,986	-

Net loss	$ (1,697,833)	$ (1,849,246)

Net loss per share:
Basic and diluted	$ (0.04)	$ (0.06)

Weighted average shares outstanding:
Basic and diluted	41,189,880	31,568,250

360 GLOBAL WINE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED MARCH 31,
(unaudited)

	2005	2004

Net loss	$ (1,697,833)	$ (1,849,246)

Foreign currency translation adjustment	2,224	94,732

Comprehensive loss	$ (1,695,609)	$ (1,754,514)

360 GLOBAL WINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31,
(unaudited)

	2005	2004

Cash flows from operating activities:

Net loss	$ (1,697,833)	$ (1,849,246)

Adjustment to reconcile net loss to cash used in operating activities:

Foreign currency transaction loss	-	15,962
Depreciation and amortization - property and equipment	368,519	24,047
Bad Debt expense	-	46,000
Non-cash interest expense	423,284	253,492
Loss on divestiture in Subsidiary	-	-
Repayment of notes payable representing amortized discount	-	(10,304)
Stock compensation	113,776	264,225
Minority interest in loss	(540,986)	-

Changes in current assets and liabilities:
Interest Receivable	-	(25,661)
Accounts receivable	125,270	(309,661)
Inventories	(146,739)	(255,099)
Prepaid expenses	437,486	(37,642)
Other current assets	-	-
Investment	-
Accounts payable	324,415	522,297
Accrued expenses	154,441	138,715
Customer prepaid liability		-
Other	-	17,500

Net cash used in operating activities	(438,368)	(1,205,375)

Cash flows from investing activities:

Acquisition of KKLLC	226,754
Acquisition of property and equipment	-	(5,221)
Notes receivable	-	(73,294)
Other assets	-	(210,973)

Cash used in investing activities	226,754	(289,488)

Cash flows from Financing activities:

Proceeds from notes payable	160,000	245,000
Repayment of note payable not representing unamortized discount	(8,394)	(20,094)
Cash Overdraft	-	38,505

Cash provided by financing activities	151,606	263,410

Foreign Currency Translation effect	2,541	(27,432)

Net decrease in cash	(57,468)	(1,258,885)

Cash, beginning of period	79,892	1,325,373

Cash, end of period	$ 22,424	$ 66,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$ -	$ 1,287

Interest paid	$ -	$ 11,449

360 GLOBAL WINE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  Basis of Presentation, Organization and Nature of Operations

360 Global Wine Company (“360 Global Wine”) was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. 360 Global Wine believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. 360 Global Wine further believed that by adopting and applying consumer beverage marketing principals within the wine industry we can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for the company.

  On August 1, 2003, 360 Global Wine completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000.  Following the reverse acquisition, we changed the name of Tech-net Communications, Inc. to “Knightsbridge Fine Wines, Inc.”  Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company, Inc.  360 Global Wine Company is now the parent company to our operating subsidiaries and is referred to herein as 360 Global Wine.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of 360 Global Wine.  360 Global Wine is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if 360 Global Wine had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  In addition, the transaction results in severe limitations being in place on the use of the Company’s net operating loss carryovers.

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

Voting control of Kirkland Knightsbridge, LLC is formerly split between the Company and Kirkland Ranch.  Pursuant to the Operating Agreement of Kirkland Knightsbridge, LLC, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters.  Although the Company does not have voting control, management has concluded that it must be consolidated under the principles set forth in FIN 46(R)  The reasons for consolidation, which are explained further below, however are the fact that the Company is responsible for maintaining the value of its initial capital contribution to Kirkland Knightsbridge, LLC, which was made in the form of common stock, and the fact that substantially all of Kirkland Knightsbridge, LLC’s activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of Kirkland Knightsbridge, LLC exceed that of Kirkland Ranch.

Ownership interests in Kirkland Knightsbridge, LLC are based on the maintenance of capital accounts, rather than shares as would be the case with a corporation.  The minority interest in Kirkland Knightsbridge, LLC as shown on the balance sheet represents the joint venture partner’s share of Kirkland Knightsbridge, LLC net assets based on the partner’s capital account. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary.  Because Kirkland Knightsbridge, LLC owns a material amount of Company stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

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

Under the terms of the Kirkland Knightsbridge, LLC governing document, the Company and the joint venture partner share equally in all gains and losses of Kirkland Knightsbridge, LLC’s Company stock.  The Company has guaranteed a minimum value to the stock, which will eventually be distributed to the joint venture partner.  Because the Company will receive full credit in its capital account for any payment of the guarantee, and the joint venture partner will be charged with the full fair value of the stock withdrawn, the Company has effectively extended half the guarantee to itself. Considering these facts, the Company’s policy is to eliminate half of the Company’s stock owned by Kirkland Knightsbridge, LLC as treasury stock, valued at the quoted  market price on the date of the acquisition ($3,861,237 total), and to eliminate the other half against minority interest, valued at the $2.35 per share guaranteed in the agreement ($5,000,000 total).

In connection with the operations of the joint venture and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in order to fund the budget of the joint venture for certain business purposes.  Such cash contributions include but are not limited to certain principal and interest payments owned under the Travelers Note through April 21, 2007, to the extend not previously paid from cash at closing.  The Company also agreed, solely upon occurrence of non-payment of principal and interest payments owed under the Travelers Note to risk forfeiture of its membership interest.

Because of the requirement for 360 Global Wine Company to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by Kirkland Knightsbridge, LLC be worth less than $10,000,000 on April 27, 2007, 360 Global Wine would incur the majority of Kirkland Knightsbridge, LLC’s “expected losses” as defined by FIN 46(R).  The Company believes this is true despite sharing of income and losses between the Company and Kirkland Ranch on an equal basis.  This basic equal sharing of income and loss results in “expected losses” and any relatively small overall losses being shared equally.  The equal allocation of losses is, however, limited by each partner’s capital account which means that in all reasonable scenarios involving relatively large losses 360 Global Wine would incur more than 50% of the loss.

Since substantially all of Kirkland Knightsbridge, LLC’s activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of Kirkland Knightsbridge, LLC exceed that of Kirkland Ranch, the Company has concluded that Kirkland Knightsbridge, LLC is a Variable Interest Entity under FIN 46R and must be consolidated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of March 31, 2005 was approximately $22,424.

Accounts Receivable

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The allowance for doubtful accounts and sales discounts are $71,557 at March 31, 2005.

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

At March 31, 2005, Inventory consisted of the following

Wine making, packaging materials	$120,971
Grapes in process	113,973
Retail Merchandise	48,366
Finished goods	3,523,006
Bulk Wines	1,947,293
Total	$5,753,609

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses.  Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of March 31, 2005 due to their short-term nature or their recent creation.  Long-term debt is carried on the balance sheet as $25,500,000.  The fair value of the debt payable to Travelers’ Life Insurance Company (“Travelers”) approximates its $21,891,641 carrying value because of its recent issuance.  The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at March 31, 2005 multiplied by $0.48 closing price on the Over-the-Counter Bulletin Board would be approximately $2,749,500.  When added to the Travelers debt fair value the total fair value is $21,341,700.

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

New accounting pronouncements

In 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SEAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

In 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company will adopt FIN 46 for any actions initiated after January 1, 2003, and any future investment in variable interest entities will be subject to this statement.

In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

Pursuant to SFAS No. 148, the Company has elected to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under such a plan since the Company at this time does not have an option plan in place.

In 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period.  This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

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

NOTE 3:  Property and Equipment

Property and equipment at March 31, 2005 consisted of the following:

Land

$

112,099

Cultivated land

 935,273

Buildings, improvements and equipment

   8,933,563

Goodwill

29,457,145

39,503,931

Less:  accumulated depreciation and  amortization

857,764

$

38,580,317

Depreciation expense was $342,916 for the Quarter ended March 31, 2005.

NOTE 4.  Short-Term Notes Payable

Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000, two notes issued on September 24 and December 27, 2004 at a face-value of $800,000, and one note at

February 2005 at a face-value of $125,000.

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

The notes issued on May 28, 2004 have a Maturity Date of August 26, 2004 with interest accruing at a rate of six percent (6%) per annum for the first 60 days and twelve percent (12%) per annum from the 61st day until the Maturity Date.  The Company and lender have negotiated a first extension of this maturity date to November 9, 2004 with interest from August 26, 2004 accruing at eighteen (18%) per annum.  Subsequently, the Company and the lender verbally agreement to a second extension until January 1, 2006 under the same terms.   The $500,000 principal and accrued but unpaid interest is convertible into the Company’s common stock at $1.00 per share.

As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.25 million to be paid with other debt from any initial profits of Kirkland Knightsbridge, LLC.  The loans bear no interest and have no call option.

Other miscellaneous debts carry a balance of $84,467 of short term debt.

As a result, at March 31, 2005, that Company had $4,576,000 of short term notes.

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

These consolidated financial statements include Kirkland Knightsbridge, LLC’s mortgage note to Travellers which is guaranteed by 360 Global Wine itself (see Note 9).  The principal amount of the debt is $20,000,000 but $1,950,000 was withheld at closing for prepaid interest through October 31, 2005.  The $1,950,000 was recorded as a discount on the debt which is being amortized as interest expense on the interest rate method over the term of the debt.  The debt requires payments, including principal and interest at 6.5% p.a., of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009.  The effective rate, considering the discount, is 6.724% p.a.  The Company’s joint venture partner in Kirkland Knightsbridge, LLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt.  The agreement among the Company, Kirkland Knightsbridge, LLC and the joint venture partner is that Kirkland Knightsbridge, LLC is the borrower and that the legal co-borrowers are effectively guarantors, consequently the full amount of the debt has been recorded as that of Kirkland Knightsbridge, LLC and, in consolidation, the Company’s.   The debt is also collateralized by the real property and other certain assets of Kirkland Knightsbridge, LLC.

As a result, at March 31, 2005, that Company had $25,500,000 of long term debt less unamortized discount and prepaid interest of $3,804,640 for a balance of $21,695,360.

Note 6:  Related Party Transaction

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

Note 7:   Stock-compensation expense

During the first quarter of 2005, the company issued 567,500 shares of stock to various parties who had or would provide services to 360 Global Wine Group.  These shares were valued based on the market price for shares of our common stock at the time of issuance.  As a result, these transactions resulted in the Company recording stock compensation expense of $113,775 as of March 31, 2005.

Note 8:  Acquisition of Interest in Kirkland Knightsbridge LLC

On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company  pursuant to that certain Capital Stock Contribution Agreement,

dated as of April 21, 2004 (the “Contribution Agreement”), by and among Kirkland Ranch, LLC, a California limited liability company (“Kirkland Ranch”), Kirkland Knightsbridge, LLC, the Company and Mr. Larry Kirkland.  In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares (“Initial Shares”) of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the “Valuation Date”), if the Initial Shares have a Market Value less than the amount of ten million dollars ($10,000,000), 360 Global Wine shall, as an additional capital contribution, contribute to Kirkland Knightsbridge, LLC(to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the Initial Shares, equals the sum of ten million dollars ($10,000,000).  As of March 31, 2005, if the price of the Company’s Stock remains unchanged from the $0.48 closing price on the Over-the-Counter Bulletin Board, the Company would have to issue an additional 16,578,013 shares of common stock on the Valuation Date.  Because the governing document of Kirkland Knightsbridge, LLC specifies that gains or losses on the value of Kirkland Knightsbridge, LLC’s assets, which would include the 4,255,320 shares of Company stock, are allocated 50% each to the Company and Kirkland Ranch, one half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80.

As part of the financing for the joint venture transaction, the Company provided loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.4 million to be paid with other debt from any initial profits of Kirkland Knightsbridge, LLC.  The loans have been eliminated in consolidation and included in the acquisition cost of the Company’s controlling financial interest in Kirkland Knightsbridge, LLC.

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

Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to the Joint Venture , including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California.  Kirkland Knightsbridge, LLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles.  In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with Kirkland Knightsbridge, LLC to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million.  Under a separate bottling agreement, the Joint Venture  will serve as the exclusive bottler of the Company’s products in California.

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

Voting control of Kirkland Knightsbridge, LLC is formally split between the Company and Kirkland Ranch.  Pursuant to the Operating Agreement, however, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters.  The Company has concluded that Kirkland Knightsbridge, LLC is a Variable Interest Entity under Financial Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46(R)”).  Because of the requirement for 360 Global Wine to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by Kirkland Knightsbridge, LLC be worth less than $10,000,000 on April 21, 2007, 360 Global Wine would incur the majority of Kirkland Knightsbridge, LLC’s “expected losses” as defined by FIN 46(R).  The Company believes this is true despite the basic sharing of income and losses between the Company and Kirkland Ranch on an equal basis.  This basic equal sharing of income and loss results in “expected income” and any relatively small overall losses being shared equally.  The equal allocation of losses is, however, limited by each partner’s capital account which means that in all reasonable scenarios involving relatively large losses Knightsbridge would incur more than 50% of the loss.

The Company recorded the assets and liabilities of Kirkland Knightsbridge, LLC, including the “minority interest” (joint venture partner’s) share based on their preliminary estimated fair values.  Pursuant to the capital account maintenance provisions of the Limited Liability Company Agreement the minority interest was credited with the full net value of assets and liabilities less the $5,000,000 agreed-upon value of one-half of the Company shares contributed to Kirkland Knightsbridge, LLC which are eliminated in consolidation.  This resulted in an increase in the Company’s net assets of $5,000,000.  The preliminary estimate of the fair values of Kirkland Knightsbridge, LLC’s assets and liabilities was based on a June 3, 2002 independent appraisal of the land, buildings and fixtures and on management estimates of other assets and liabilities.  Management is arranging for current independent appraisals of values as of April 21, 2004.  Kirkland Knightsbridge, LLC’s asset and liability values will be adjusted when the current appraisals are obtained.

Note 9:  Commitments and Contingencies

Litigation

On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing.  Plaintiff sought damages in excess of $2.5 million. The plaintiff alleged, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. Although a trial date of January 30, 2006 had been set on this matter, the plaintiff and the Company have currently negotiated a settlement.  Based on the settlement agreement, the Company agrees to pay $400,000 in damages to California Wine Company, and is released from the contract between the two companies.

In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark “Knightsbridge Wine.”  Due to the high cost of litigating this type of claim and the Company’s pre-existing plan to re-brand its products, management believed that it was in the best interest of the Company to settle the case. We signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004.  Pursuant to the settlement agreement, we agreed to change our name on or before February 15, 2005.  Effective as of February 15, 2005, our name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company.

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

On January 7, 2005, we received correspondence from an attorney representing The Biltmore Company claiming that they owned the rights to the name “Vanderbilt” and requesting that we cease and desist from using such name in connection with the sale of our products.  At the time, 360 Global Wine Company instructed representatives of Consuelo Vanderbilt Costin to contact the attorney representing The Biltmore Company in order to settle the claim.  On April 12, 2005, we received a second correspondence from the attorney representing The Biltmore Company informing us that they have yet to reach an acceptable settlement agreement with representatives of Consuelo Vanderbilt Costin.  Furthermore, their attorney stated that The Biltmore Company would still consider our use of “Vanderbilt” to be unacceptable and would likely initiate legal action seeking remedies if we proceed with the introduction of a “Vanderbilt Series” of wines.  Although Company believes that this dispute will eventually be settled, it is possible that the parties will not be able to settle their differences and that the Company will not be able to proceed with the introduction of a “Vanderbilt Series” of wines or its introduction will be substantially delayed.

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

Note 10: Going Concern

As of March 31, 2005, the Company’s working capital has been primarily financed with various forms of debt and convertible debt.  The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy.  The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy.  In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of Results for Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.

Revenues.  Revenues for the three month period ended March 31, 2005, were approximately $449,000.  We had revenues of approximately $490,000 for the three months ended March 31, 2004.  .  This is an decrease of approximately $41,000 or 9%.  In the first quarter of 2005, the majority of our revenue resulted from sales of wines produced by our joint venture and custom services events at our joint venture.  In the first quarter of 2004, our revenue resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003.

Sales and marketing expenses.  Sales and marketing expenses for the three month period ended March 31, 2005, were approximately $286,000.  Sales and marketing expenses for the three months ended March 31, 2004 were approximately $687,000.  This is a decrease of approximately $401,000 or 58%.  Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions.  We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

General and administrative.  General and administrative expenses for the three month period ended March 31, 2005 were approximately $878,000.  Our general and administrative expenses were approximately $827,000 for the three month period ended March 31, 2004.  This is an increase of approximately $51,000 or 6%.  Our general and administrative expenses for the three months ended March 31, 2005 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries.  We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense.  During the three month period ended March 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants and employees in lieu of cash.  Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of approximately $114,000 for the issuance of these shares during the three month period ended March 31, 2005

Other income (expense), net.  We had no interest income for the three month period ended March 31, 2005.  For the three months ended March 31, 2004, we had interest income of approximately $12,000. Interest expense for the three months ended March 31, 2005 was approximately $942,000, due to various notes payable and interest on outstanding payables.     The interest expense for the three months ended March 31, 2004 was approximately $342,000 due to various notes payable.  This represents an increase in interest expense of $600,000 or 175%.  For the three month period ended March 31, 2005, we had a loss of approximately $3,000 on currency transactions.  We had a loss of approximately $16,000 for the three months ended March 31, 2004.  As a result, we had net other expense of approximately $1,120,000 for the three months ended March 31, 2005 and approximately $346,000 for the three months ended March 31, 2004.

Minority Interest.  Minority interest in the consolidated loss was approximately $541,000 for three months ended March 31, 2005.  This minority interested was a result of our Joint Venture subsidiary Kirkland-Knightsbridge, LLC.  As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines, Ltd. for the three months ended March 31, 2005.  There was no minority interest for the three months ended March 31, 2004.

Net loss.  As a result of the above, the net loss for the three month period ended March 31, 2005 was $1,698,000 as compared to a net loss of approximately $1,849,000 for the three month period ended March 31, 2004.  .

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

Cash used in operating activities for the three months ended March 31, 2005, was approximately $438,000.  The use of cash during the first three months of 2005 was primarily to fund our operating loss.

Cash provided from financing activities for the three months ended March 31, 2005, was approximately $152,000.  The cash provided from financing activities during the three months ended  2005 was primarily a result of the proceeds from notes issued during the period.

Cash used in investing activities for the first three months of 2005 was $226,000.

As of March 31, 2005, we had negative net cash flow of approximately $57,000.  We had a negative net working capital of approximately $1,170,000 as of March 31, 2005.

At March 31, 2005, we had a cash balance of approximately $22,000. We expect to achieve operating positive cash flow no earlier than the third quarter. However, there is no assurance that we will achieve positive cash flow. Additionally, we are in default on our short-term notes payable. As a result, we will be required to raise substantial amounts of cash during 2005. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of  March 31, 2005, our chief executive officer and chief financial  officer,  based on his  evaluation of our disclosure controls and  procedures,  concluded that such controls and procedures were not sufficient  to ensure  that  information  required to be  disclosed  in the March 31, 2005 Form 10-QSB and future Form 10-QSBs  would be disclosed on a timely basis. This conclusion is based on the fact that we have experienced delays in assembling the information necessary for filing our Form 10-QSB for the period ended March 31, 2005, on a timely basis and have also experienced delays in recent past filings.  As a result, we have determined that we must continue to take steps to improve our controls and procedures with the goal of rendering them sufficient to ensure that information required for future filings is available for disclosure on a timely basis.

(b)

Changes in internal controls

During the three month period ended March 31, 2005, we determined that our controls and procedures were not sufficient to enable timely disclosure.  As a result, we continue to implement additional procedures and controls , including  continuing to search for a new Chief Financial Officer to oversee our controls and procedures relating to our financial reporting obligations under the Securities Exchange Act of 1934.   In addition, we have continued to implement uniform accounting systems, controls and procedures at certain of our subsidiaries and believe that we are making progress toward have sufficient controls and procedures in place.  Notwithstanding the foregoing, should our continuing improvements to our controls and procedures not prove sufficient, we could experience additional delays in making timely disclosures as required under the Securities Exchange Act of 1934.  to ensure continued compliance with the Securities and Exchange Act of 1934.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing.  Plaintiff sought damages in excess of $2.5 million. The plaintiff alleged, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. Although a trial date of January 30, 2006 had been set on this matter, the plaintiff and the Company have currently negotiated a settlement.  Based on the settlement agreement, the Company agrees to pay $400,000 in damages to California Wine Company, and is released from the contract between the two companies.

The Company has not accrued an allowance for a loss in this matter as there is no reason to believe that a loss is probable.  Due to the uncertainties of litigation, it is, however, reasonably possible that an unfavorable outcome, resulting in a loss, will occur, although the amount of such an effect cannot  currently be estimated.

In September 2004, we received correspondence from counsel to an entity purportedly known as Knightsbridge Wine Shoppe, which alleged that we were infringing upon its use of the trademark “Knightsbridge Wine.”  Due to the high cost of litigating this type of claim and the Company’s pre-existing plan to re-brand its products, management believed that it was in the best interest of the Company to settle the case.  Accordingly, we signed a settlement agreement with Knightsbridge Wine Shoppe in November 2004.  Pursuant to the settlement agreement, we agreed to change our name on or before February 15, 2005.  Effective as of February 15, 2005, our name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company.

Management has become aware that a suit was filed in August 2004 in Supreme Court of the State of New York, New York County,  by three former shareholders of the Company alleging, inter alia, that we improperly cancelled stock owned by the plaintiff shareholders for non-payment.  We have been informed that unless we appear in this action or settle the matter, that the plaintiff shareholders intend to seek a default judgement against us.  Management is actively seeking to settle  this matter and does not believe that this will have a material adverse impact on the Company.

In March 2005, a suit was also filed against us in the United States District for the Southern District of New York, by another former shareholder of the Company, also as a result of our cancellation of his stock for non-payment.  Although we feel that Management’s actions in canceling his stock were wholly appropriate, we plan to attempt to settle this matter as well.  As with the suit in the New York State Supreme Court, we do not believe that this matter will have a material adverse impact on the Company.

On March 11, 2005 the Company received correspondence from counsel to seven former employees of the Company, which alleges that the Company has outstanding debts due to the former employees.  The Company is currently in negotiations to settle this dispute.  The Company has accrued for expected expenses relating to the claim.

On January 7, 2005, we received correspondence from an attorney representing The Biltmore Company claiming that they owned the rights to the name “Vanderbilt” and requesting that we cease and desist from using such name in connection with the sale of our products.  At the time, 360 Global Wine Company instructed representatives of Consuelo Vanderbilt Costin to contact the attorney representing The Biltmore Company in order to settle the claim.  On April 12, 2005, we received a second correspondence from the attorney representing The Biltmore Company informing us that they have yet to reach an acceptable settlement agreement with representatives of Consuelo Vanderbilt Costin.  Furthermore, their attorney stated that The Biltmore Company would still consider our use of “Vanderbilt” to be unacceptable and would likely initiate legal action seeking remedies if we proceed with the introduction of a “Vanderbilt Series” of wines.  Although Company believes that this dispute will eventually be settled, it is possible that the parties will not be able to settle their differences and that the Company will not be able to proceed with the introduction of a “Vanderbilt Series” of wines or its introduction will be substantially delayed.

On February 10, 2005, Larry Kirkland, purportedly on behalf of Kirkland Knightsbridge, LLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by Kirkland Knightsbridge.  360 Global Wine Company has taken the position that the financing statement was properly authorized by Kirkland Knightsbridge, LLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of Kirkland Knightsbridge to file the corrective statement Accordingly, we are cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and Kirkland Knightsbridge and that Kirkland Knightsbridge had no authority to file the corrective statement with the California Secretary of State.

Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

On January 5, 2005 the Company canceled 100,000 shares that were originally granted pursuant to the acquisition of Bodegas y Veñedos Anguinan S.A. by the Company’s wholly –owned subsidiary, KFWBA Acquisition Corp. (hereinafter “KFWBA”) and repurchased by the company subject to a put agreement in July 2004.

On February 9, 2005, we issued 117,500 shares of restricted Common Stock to eight employees and one consultant.  The shares were issued in accordance with Rule 506 under Section 4(2) of the Securities Act, for issuances not involving a public offering. The shares were valued at $.33 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to certain employees was $38,775.

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

On March 10, 2005, we issued 800,000 shares of restricted common stock to Longview Fund, LP, 640,000 shares of restricted common stock to Longview Equity Fund, LP and 160,000 shares of  common stock to Longview International Equity Fund, LP pursuant to private debt financing restructuring agreement. The shares were paid on behalf of 360 Global Wine by Mr. Joel Shapiro, our CEO, in a private transfer.  The shares were valued at $0.50 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction was $800,000.

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

On May 9, 2005 the Company canceled 900,000 shares that were originally granted pursuant to the acquisition of Bodegas y Viñedos Anguinan S.A. by the Company’s wholly –owned subsidiary, KFWBA Acquisition Corp. (hereinafter “KFWBA”) and shares were returned to the company pursuant to a settlement agreement in November 2004.

On May 23, 2005, the Company issued 2,000,000 shares of restricted common stock to Longview  Equity Fund, LP pursuant to private debt financing restructuring agreement.  The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to vote of the security holders during the first quarter of 2005.  We did, however, solicit written consents from a majority of its shareholders on December 27, 2004 to change the Company’s name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company and amend the Articles of Incorporation accordingly.  60.56% of our outstanding shares consented to the action.  We filed an Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 on January 19, 2005, with the Securities and Exchange Commission to report this action.

ITEM 5. OTHER INFORMATION

From June 5, 2003 until August 20, 2004, Marks Paneth & Shron, LLP (“MPS”) was engaged as 360 Global Wine Company’s independent auditor.  On April 30, 2005, MPS and 360 reached a full and final settlement of the outstanding invoices 360 owed to MPS.  However, MPS did not sign the Settlement Agreement and Release until May 19, 2005.  Under the terms of the Settlement Agreement and Release, 360 shall pay One Hundred and Fifty Thousand Dollars ($150,000) to MPS, $20,000 of which was paid upon execution of the Agreement and the remainder of which will be paid according to that certain Promissory Note dated April 30, 2005 between the parties.  Beginning on the one-year anniversary of the Note, any unpaid Principal shall bear interest at a rate of ten percent (10%) per annum.  The Principal amount of the Note is due on April 30, 2007, an Event of Default or upon a Loan Liquidity Event as those terms are defined in the Note.  The parties also entered into a Security Agreement to secure payment of the Note.  Under the Security Agreement, MPS retained a security interest, which is junior to existing 360 creditors, in all of 360’s properties and assets.

Lopez, Blevins, Bork & Associates, L.L.P, 360 Global Wine Company’s former accountant, resigned as the Company’s principal accountants on May 26, 2005. The Company has engaged David S. Hall P.C. as its principal accountants effective May 25, 2005. The decision to engage the new accountants has been approved by the Company's board of directors and its audit committee.

On June 3, 2005 the Company removed Joseph Carr as President of the Company and elected Mr. Carr to the office of Vice President of Sales and Marketing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits are filed as part of this report.

Exhibit No.                     Document

2.01*

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal, Name Change to 360 Global Wine Company

2.02**

Amended Amendments to Articles of Incorporation or Bylaws; Change in Fiscal, Name Change to 360 Global Wine Company

2.03***  Entry into a Material Definitive Agreement; Settlement Agreement with  Marks Paneth & Shron, LLP

2.04****  Changes in Registrant’s Certifying Accountant;  Resignation of Lopez, Blevins, Bork & Associates, L.L.P. (the "Former Accountant") and appointment of David S. Hall P.C. as the Company’s principal accountants

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Principal Financial and Account Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed on Form 8-K, dated February 15, 2005

**

Previously filed on Form 8-K/A, dated February 24, 2005

***

Previously filed on Form 8-K, dated May 20, 2005

****

Previously filed on Form 8-K/A, dated May 31, 2005

(b) Reports on Form 8-K

1.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal, Name Change to 360 Global Wine Company, reported on Form 8-K on February 22, 2005, reporting an event that occurred on February 15, 2005.

2.

Amended Amendments to Articles of Incorporation or Bylaws; Change in Fiscal, Name Change to 360 Global Wine Company, reported on Form 8-K on February 23, 2005, providing further disclosure of an event that occurred on February 24, 2005.

3.

Settlement Agreement Between Marks Paneth & Shron, LLP and the Company, Inc, reported on Form 8-K on May 20, 2005, reporting an event that occurred on May 19, 2005.

4.

Resignation of Resignation of Lopez, Blevins, Bork & Associates, L.L.P. (the "Former Accountant") and appointment of David S. Hall P.C. as the Company’s principal accountants on May 31, 2005, reporting an event that occurred on May 26, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 16, 2005

360 Global Wine Company.

By:

/s/  Joel Shapiro

Joel Shapiro

Chief Executive Officer

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)

or 15d-14(a) under the Securities Exchange Act of 1934

I, Joel Shapiro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 360, Global Wine Company.

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

Date: June 16, 2005

/s/  Joel Shapiro

Joel Shapiro

Chief Executive Officer

Exhibit 31.2

Certification of Principal Financial and Accounting Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)

or 15d-14(a) under the Securities Exchange Act of 1934

I, Joel Shapiro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 360 Global Wine Company.

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

Date: June 16, 2005

/s/ Joel Shapiro

Joel Shapiro

Principal Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Wine Company  (the “Company”) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Joel Shapiro, Chief Executive Officer and Principle Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Joel Shapiro

Joel Shapiro

Chief Executive Officer and Principle Financial and Accounting Officer

June 16, 2005