Form 10QSB
period 2005-06-30
360 GLOBAL WINE CO
filed 2005-08-15
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                          FOR THE TRANSITION PERIOD TO


                        COMMISSION FILE NUMBER 333-90456

                             360 GLOBAL WINE COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                 98-0231440
   (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION)

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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 42,890,797 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JUNE 30, 2005.


                                                                                                    PAGE


PART I - FINANCIAL INFORMATION........................................................................3

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheet at June 30, 2005 (unaudited)...............................................3

Consolidated Statements of Operations for the
   three month periods and six months periods ended June 30, 2005 and June 30, 2004
(unaudited)...........................................................................................4

Consolidated  Statements of Comprehensive Loss for the three month and six month periods ended June 30, 2005 and June 30, 2004
(unaudited)...........................................................................................5

Consolidated Statements of Cash Flows for the
  three month and six month periods ended June30, 2005 and June30, 2004 (unaudited)...................6

Notes to Consolidated Financial Statements............................................................7

Item 2 -MANAGEMENT DISCUSSION AND ANALYSIS...........................................................21

Item 3 - CONTROLS AND PROCEDURES.....................................................................24



PART II - OTHER INFORMATION..........................................................................24

Item 1.  LEGAL PROCEEDINGS...........................................................................24

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................25

Item 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................26

Item 4.  SUMMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS.........................................26

Item 5.  OTHER EVENTS................................................................................27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................28

SIGNATURES...........................................................................................29




                         PART I - FINANCIAL INFORMATION

                                             360 GLOBAL WINE COMPANY
                                           CONSOLIDATED BALANCE SHEET
                                                   (UNAUDITED) June 30, 2005

                                                     ASSETS

Current assets:
     Cash                                                                                 $      11,408
     Accounts receivable, net of allowance of $72,296                                           (99,682)
     Inventory                                                                                5,616,564
     Prepaid interest                                                                           448,863
     Other Prepaid expenses                                                                      36,445
                                                                                         -------------------------

                                                                                              6,013,598

Property and equipment, net of accumulated depreciation                                      38,284,972

Goodwill                                                                                         28,588
Other assets                                                                                    433,962
Deferred financing costs                                                                      1,071,369
                                                                                         -------------------------

     Total assets                                                                         $  45,832,489
                                                                                         =========================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - Trade                                                             $   2,123,802
     Accounts payable - Affiliated Entity                                                       348,170
     Accrued interest expenses                                                                  400,629
     Other Accrued expenses                                                                     145,248
     Notes payable                                                                            2,907,835
     Notes payable - Affiliated Entity                                                        2,250,000
                                                                                         -------------------------

     Total current liabilities                                                                8,175,685

Long-term debt, net of unamortized discount of $2,607,474
     face amount $25,500,000                                                                 22,892,526
                                                                                         -------------------------

     Total liabilities                                                                       31,068,211
                                                                                         -------------------------

Minority interest                                                                            15,681,546
                                                                                         -------------------------

Stockholders' Equity
     Common stock, $0.001 par value, 100,000,000 shares authorized
        43,890,797 outstanding as of  June 30, 2005                                              43,891
     Subscription receivable                                                                    (18,972)
     Additional paid in capital                                                              21,208,642
     Accumulated other comprehensive income - foreign exchange adjustment                        (6,055)
     Deficit accumulated                                                                    (22,144,773)
                                                                                         -------------------------

     Total stockholders' Equity                                                                (917,268)
                                                                                         -------------------------

     Total Liabilities and Stockholders' Equity                                           $  45,832,489
                                                                                         =========================




                                                   360 GLOBAL WINE COMPANY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    PERIOD ENDED JUNE 30,
                                                         (unaudited)


                                         3 MONTHS ENDED  3 MONTHS ENDED     6 MONTHS
                                             JUNE 30         JUNE 30        ENDED 6      6 MONTHS ENDED
                                              2005            2004          June 2005      June 2004
                                         ------------    ------------    ------------    ------------

Revenues:

      Commissions                        $       --      $     (1,324)   $       --      $     20,780

      Sales                                   447,347         821,399         812,672       1,289,396


      Custom services and events               92,720          29,853         176,678          29,853
                                         ------------    ------------    ------------    ------------


      Total                                   540,067         849,928         989,350       1,340,029
                                         ------------    ------------    ------------    ------------

Operating expenses:

      Cost of goods sold                      312,705         787,718         603,311       1,003,563

      Sales and marketing                     124,694         517,618         410,389       1,204,367

      General and administrative              865,765       1,054,977       1,744,166       1,882,013

      Stock compensation expense              881,500         538,025         995,275         802,250
                                         ------------    ------------    ------------    ------------


      Total                                 2,184,665       2,898,338       3,753,142       4,892,193
                                         ------------    ------------    ------------    ------------


Loss from operations                       (1,644,597)     (2,048,410)     (2,763,791)     (3,552,164)
                                         ------------    ------------    ------------    ------------

Other income (expense):

      Interest income                            --              --              --            12,323

      Interest expense                       (928,413)     (1,042,375)     (1,870,452)     (1,384,228)

      Other Expense                            14,648            --          (160,028)           --

      Gain (loss) on currency
      transactions                             (3,402)         (5,240)         (6,313)        (21,202)
                                         ------------    ------------    ------------    ------------

          Other income (expense), net        (917,167)     (1,047,615)     (2,036,793)     (1,393,107)
                                         ------------    ------------    ------------    ------------


Loss before minority interest              (2,561,764)     (3,096,025)     (4,800,584)     (4,945,271)



Minority interest in consolidated loss        395,806         457,560         936,792         457,560
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (2,165,958)   $ (2,638,465)   $ (3,863,792)   $ (4,487,711)
                                         ============    ============    ============    ============

Net loss per share:

      Basic and diluted                  $      (0.05)   $      (0.08)   $      (0.09)   $      (0.14)

Weighted average shares outstanding:
      Basic and diluted                    42,698,489      34,010,401      41,948,352      32,454,496


                                360 GLOBAL WINE COMPANY
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               SIX MONTHS ENDED JUNE 30,
                                      (unaudited)



                                                     2005            2004
                                                ----------------- -------------

Net loss                                         $ (3,863,792)    $ (4,487,711)

Foreign currency translation adjustment                 4,755                -
                                                ----------------- -------------

Comprehensive loss                               $ (3,859,037)    $ (4,487,711)
                                                ================= =============



                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONHTS ENDED JUNE 30,
                                   (unaudited)

                                                                                 2005           2004
                                                                              -----------    -----------

Cash flows from operating activities:

     Net loss                                                                 $(3,863,792)   $(4,487,711)

     Adjustment to reconcile net loss to cash used in operating activities:

       Foreign currency transaction loss                                             --           21,459
       Depreciation and amortization - property and equipment                     663,863        261,663
       Bad Debt expense                                                              --             --
       Non-cash interest expense                                                  846,568        965,301
       Loss on divestiture in Subsidiary                                             --             --
       Repayment of notes payable representing amortized discount                    --             --
       Stock compensation                                                         995,276        802,250
       Minority interest in loss                                                 (936,792)      (457,560)
       Other                                                                         --

     Changes in current assets and liabilities:
       Interest Receivable                                                           --          (66,620)
       Accounts receivable                                                        254,706     (1,116,712)
       Inventories                                                                 (9,693)      (125,289)
       Prepaid expenses                                                           772,698        120,138
       Other current assets                                                          --         (213,446)
       Investment                                                                    --
       Accounts payable                                                            35,083      1,337,045
       Accrued expenses                                                           208,407        701,265
       Customer prepaid liability                                                    --
       Other                                                                         --             --
                                                                              -----------    -----------

Net cash used in operating activities                                          (1,033,677)    (2,258,217)
                                                                              -----------    -----------

Cash flows from investing activities:

     Investment in subsidiary                                                        --             --
     Acquisition of KKLLC                                                         226,754     (2,060,038)
     Acquisition of property and equipment                                           --           (4,271)
     Notes receivable                                                                --          (23,294)
     Deposits                                                                        --           17,500
     Other assets                                                                    --         (172,109)
                                                                              -----------    -----------




Cash used in investing activities                                                 226,754     (2,242,212)
                                                                              -----------    -----------

Cash flows from Financing activities:

     Issuance of common stock                                                        --             --
     Proceeds from notes payable                                                  755,853      3,025,787
     Proceeds from issuance of warrants                                              --             --
     Repayment of note payable not representing unamortized discount              (22,485)       (30,472)
     Deferred Financing costs                                                        --             --
     Proceeds from affiliated entity                                                 --             --
     Cash Overdraft                                                                  --             --
                                                                              -----------    -----------

Cash provided by financing activities                                             733,368      2,995,315
                                                                              -----------    -----------

Foreign Currency Translation effect                                                 5,072        (33,582)
                                                                              -----------    -----------

Net decrease in cash                                                              (68,484)    (1,538,696)

Cash, beginning of period                                                          79,892      1,641,876
                                                                              -----------    -----------

Cash, end of period                                                           $    11,408    $   103,180
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                             $      --      $     1,287

Interest paid                                                                 $      --      $    14,725


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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of June 30, 2005 was approximately $11,408.

Accounts Receivable

         Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $72,296 at June 30, 2005.

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

         At December 31, 2004 the company set up a reserve for inventory which has been slow moving. Wine products have a longer shelf life in comparison to most other `perishable' products, however, the market dictates the longevity of wine products, and due to the levels of inventory on hand, and the volume of sales produced through June 30, 2005, a reserve for certain brands remains.


         At June 30, 2005, Inventory consisted of the following



         Wine making, packaging materials                  $22,443

         Grapes in process                                 100,440

         Retail Merchandise                                 19,087

         Finished goods                                  3,618,265

         Bulk Wines                                      2,208,654
                                                         ---------

         Reserve for slow moving inventory  (352,327)

         Total                                          $5,616,564
                                                         =========

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

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of June 30, 2005 due to their short-term nature or their recent creation. Long-term debt is carried on the balance sheet as $25,500,000. The fair value of the debt payable to Travelers' Life Insurance Company ("Travelers") approximates its $21,891,641 carrying value because of its recent issuance. The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at June 30, 2005 multiplied by $0.27 closing price on the Over-the-Counter Bulletin Board would be approximately $1,546,600. When added to the Travelers debt fair value the total fair value is $20,138,800.

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


NOTE 3:  PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2005 consisted of the following:

             Land                                                  $    112,099

             Cultivated land                                            935,273

             Buildings, improvements and equipment                    8,933,563

             Goodwill                                                29,330,026
                                                                     ----------

                                                                     39,310,962
             Less:  accumulated depreciation and  amortization        1,025,989
                                                                     ----------
                                                                   $ 38,284,972
                                                                   ============

      Depreciation expense was $663,863 for the Quarter ended June 30, 2005.

NOTE 4.  SHORT-TERM NOTES PAYABLE

         Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000, two notes issued on September 24 and December 27, 2004 at a face-value of $800,000, one note at February 2005, three at March 2005 at a face-value of $160,000, three at April 2005 at a face-value of $280,000, three in May 2005 at a face-value $209,853, and one on June 3 2005 at a face-value of 100,000.

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

         The terms for the eleven notes issued February 9 2005 to June 3, 2005 all have a term of 180 days. The interest rate for all of these notes is 10% if not in default, and rises to 18% if in default.

         As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to Kirkland Knightsbridge, LLC in the aggregate amount of $2.25 million to be paid with other debt from any initial profits of Kirkland Knightsbridge, LLC. The loans bear no interest and have no call option.

         Other miscellaneous debts carry a balance of $67,981 of short term debt.

         As a result, at June 30, 2005, that Company had $5,157,835 of short term notes.

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

         As a result, at June 30, 2005, that Company had $25,500,000 of long term debt less unamortized discount and prepaid interest of $2,607,474 for a balance of $22,892,526.

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

NOTE 7:   STOCK-COMPENSATION EXPENSE

         During the first two quarters of 2005, the company issued 2,817,500 shares of stock to various parties who had or would provide services to 360 Global Wine Group. These shares were valued based on the market price for shares of our common stock at the time of issuance. As a result, these transactions resulted in the Company recording stock compensation expense of $995,275 as of June 30, 2005.

NOTE 8:  ACQUISITION OF INTEREST IN KIRKLAND KNIGHTSBRIDGE LLC

         On April 21, 2004 the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), Kirkland Knightsbridge, LLC, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares ("Initial Shares") of its common stock, par value $.001 per share, at an initial valuation of $2.35 per share. On April 21, 2007 (the "Valuation Date"), if the Initial Shares have a
Market Value less than the amount of ten million dollars ($10,000,000), 360 Global Wine shall, as an additional capital contribution, contribute to Kirkland Knightsbridge, LLC(to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of Common Stock, which can be immediately converted to cash on the Valuation Date, when added to the Market Value of the Initial Shares, equals the sum of ten million dollars ($10,000,000). As of March 31, 2005, if the price of the Company's Stock remains unchanged from the $0.48 closing price on the Over-the-Counter Bulletin Board, the Company would have to issue an additional 16,578,013 shares of common stock on the Valuation Date. Because the governing document of Kirkland Knightsbridge, LLC specifies that gains or losses on the value of Kirkland Knightsbridge, LLC's assets, which would include the 4,255,320 shares of Company stock, are allocated 50% each to the Company and Kirkland Ranch, one half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80.

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

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Litigation

         On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff sought damages in excess of $2.5 million. The plaintiff alleged, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. Although a trial date of January 30, 2006 had been set on this matter, the plaintiff and the Company have currently negotiated a settlement. Based on the settlement agreement, the Company agreed to pay $400,000 in damages to California Wine Company to be released from the contract between the two companies. On July 15, 2005 the terms of the settlement were met by the Company and California Wine Company released the company from the contract between the two companies.

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

         Management has become aware that a suit was filed in August 2004 in Supreme Court of the State of New York, New York County, by three of our former shareholdersalleging, inter alia, that we improperly cancelled stock owned by the plaintiff shareholders for non-payment. We have been informed that unless we appear in this action or settle the matter, the plaintiff shareholders intend to seek a default judgement against us. Management is actively seeking to settle this matter and does not believe that this will have a material adverse impact on the Company.

         In March 2005, a suit was also filed against us in the United States District for the Southern District of New York, by another one of our former shareholders, also as a result of our cancellation of his stock for non-payment. Although we feel that Management's actions in canceling his stock were wholly appropriate, we plan to attempt to settle this matter as well. As with the suit in the New York State Supreme Court, we do not believe that this matter will have a material adverse impact on the Company.

         On March 11, 2005 the Company received correspondence from counsel to seven former employees of the Company, which alleges that the Company has outstanding debts due to the former employees. The Company has settled this dispute.

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

NOTE 10: SUBSEQUENT EVENTS

         On  June  27,  2005,  as  part  of the  financing  of our  purchase  of approximately 136 acres in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington, Inc., the company issued a a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. for $10,000,000. Interest on the Note shall be 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. The Note may be converted into shares of common stock. The number of such shares to be issued shall be the number determined by dividing (i) the portion of the amount to be converted by (ii) the then applicable Fixed Conversion Price, which initially is $0.33 and is subject to adjustment for stock splits, reorganizations and other extraordinary events. We agreed to register all of the shares of common stock underlying the Wynthrop Note. We may prepay the Wynthrop Note under the same terms and conditions as set forth above for the Laurus Secured Convertible Term Note (see below).

         On July 7, 2005, we entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, we were able to purchase Viansa Winery & Italian Marketplace, Enoteca Viansa and Cucina Viansa, as well as 136 acres of property in Burnet, Texas. Pursuant to the Security and Purchase Agreement, we will issue to Laurus (i) a three-year Term Note in the aggregate principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, which we will be able to draw upon based available accounts receivable. After the initial drawing, we are required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Notes. If this Minimum Borrowing
Note is converted into our common stock, a new Minimum Borrowing Note will be issued. In consideration for the investment made by Laurus, we granted Laurus a five-year Common Stock Purchase Warrant to purchase up to 25,000,000 shares of our common stock at an exercise price of $0. 31 per share. As further consideration for providing the financing described above, we have granted Laurus an Option to purchase up to 16,492,436 shares of our Common Stock at an exercise price of $0.001 per share and 4,193,329 shares of our restricted common stock. In conjunction with the Security and Purchase Agreement, we also entered into a Registration Rights Agreement to register the common stock underlying the Term Note, Minimum Borrowing Notes, Option and Warrant at the times specified in the Registration Agreement. We filed such a registration statement on August 5, 2005. However, until we file amendments to outstanding Current Reports on Form 8-K to include the financial statements of Viansa Winery & Italian Marketplace, Enoteca Viansa and Cucina Viansa and of Kirkland Knightsbridge, the Securities and Exchange Commission will not review the registration statement, which will delay our ability have this registration statement declared effective. We intend to refile registration statement with the necessary financial statements as soon as they are available. Under the Registration Rights Agreement, if the registration statement is not declared effective by December 5, 2005, then for each day thereafter that it is not declared effective, we will have to pay Laurus, an amount in cash equal to 1/30th of the product of: (A) the then outstanding principal amount of the minimum borrowing note multiplied by (B) 0.02.

NOTE 11: GOING CONCERN

         As of June 30, 2005, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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


RESULTS OF OPERATIONS

Comparison of Results for Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.

      Revenues. Revenues for the three month period ended June 30, 2005, were approximately $449,000. We had revenues of approximately $850,000 for the three months ended June 30, 2004. During the six month period ended June 30, 2005, we had revenues of approximately $989,000 compared to revenues of approximately $1,340,000 for the six months ended June 30, 2004. In the first six months of 2005, the majority of our revenue resulted from sales of wines produced by our joint venture and custom services events at our joint venture. In the first six months of 2004, our revenue resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003.

      Sales and marketing expenses. Sales and marketing expenses for the three month period ended June 30, 2005, were approximately $124,000. Sales and marketing expenses for the three months ended June 30, 2004 were approximately $518,000. This is a decrease of approximately $392,000 or 76%. Our sales marketing expenses for the six month period ended June 30, 2005 were approximately $410,000 and $1,204,000 for the six months ended June 30, 2004. This is a decrease of approximately $794,000 or 66%. Our sales and marketing expenses were a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions. We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the three month period ended June 30, 2005 were approximately $865,000. Our general and administrative expenses were approximately $1,055,000 for the three month period ended June 30, 2004. This is an decrease of approximately $189,000 or 18%. General and administrative expenses for the six month period ended June 30, 2005 were approximately $1,774,000. Our general and administrative expenses were approximately $1,882,000 for the six month period ended June 30, 2004. This is an decrease of approximately $137,000 or 7%. Our general and administrative expenses for the three months and six month ended June 30, 2005 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

      Stock compensation expense. During the three month period ended June 30, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to a lender, and to a vendor in lieu of cash. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses of approximately $881,500 for the issuance of these shares during the three month period ended June 30, 2005

      Other income (expense), net. We had no interest income for the three month or six month period ended June 30, 2005. For the three months ended June 30, 2004, we had no interest income. For the six months ended June 30, 2004, we had interest income of approximately $12,000 as part of a loan to Kirkland Ranch, LLC. Interest expense for the three months ended June 30, 2005 was approximately $928,000, due to various notes payable and interest on outstanding payables. The interest expense for the three months ended June 30, 2004 was approximately $1,042,000 due to various notes payable. This represents an decrease in interest expense of $114,000 or 11%. Interest expense for the six months ended June 30, 2004 was approximately $1,870,000, due to various notes payable and interest on outstanding payables. The interest expense for the six months ended June 30, 2004 was approximately $1,384,000 due to various notes payable. This represents an increase in interest expense of $486,000 or 35%. For the three month period ended June 30, 2005, we had a loss of approximately $3,400 on currency transactions. We had a loss of approximately $5,000 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, we had a gain of approximately $15,000 on currency transactions. We had a loss of approximately $21,000 for the six months ended June 30, 2004. As a result, we had net other expense of approximately $916,000 for the three months ended June 30, 2005 and approximately $1,048,000 for the three months ended June 30, 2004. As a result, we had net other expense of approximately $2,037,000 for the six months ended June 30, 2005 and approximately $1,393,000 for the six months ended June 30, 2004.


     Minority Interest. Minority interest in the consolidated loss was approximately $399,000 for three months ended June 30, 2005 and $937,000 for the six months ended June 30, 2005. This minority interested was a result of our Joint Venture subsidiary Kirkland-Knightsbridge, LLC. Minority interest in the consolidated loss was approximately $458,000 for the three months ended June 30, 2004 and the six months ended June 30, 2004. As a result of diminishing activities at our Dominion Wines, Ltd. subsidiary and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines, Ltd. for the three months and six months ended June 30, 2004.


      Net loss. As a result of the above, the net loss for the three month period ended June 30, 2005 was $2,166,000 as compared to a net loss of approximately $2,638,000 for the three month period ended June 30, 2004. The net loss for the six month period ended June 30, 2005 was $3,864,000 as compared to a net loss of approximately $4,488,000 for the six month period ended June 30,2004.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through the sale of stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

         Cash used in operating activities for the six months ended June 30, 2005, was approximately $1,033,000. The use of cash during the first six months of 2005 was primarily to fund our operating loss.

         Cash provided from financing activities for the six months ended June 30, 2005, was approximately $733,000. The cash provided from financing activities during the six months ended June 30, 2005 was primarily a result of the proceeds from notes issued during the period.

         Cash used in investing activities for the first six months of 2005 was $227,000.

         As of June 30, 2005, we had negative net cash flow of approximately $68,000. We had a negative net working capital of approximately $2,058,000 as of June 30, 2005.

         At June30, 2005, we had a cash balance of approximately $11,000. We expect to achieve operating positive cash flow no earlier than the third quarter. However, there is no assurance that we will achieve positive cash flow. Additionally, we are in default on our short-term notes payable. As a result, we will be required to raise substantial amounts of cash during 2005. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2005, our chief executive officer and chief financial officer, based on his evaluation of our disclosure controls and procedures, concluded that such controls and procedures were not sufficient to ensure that information required to be disclosed in the future Form 10-QSBs would be disclosed on a timely basis. This conclusion is based on the fact that we have experienced delays in assembling the information necessary for filing recent Form 10-QSBs on a timely basis and, as such, have experienced delays in recent past filings. As a result, we have determined that we must continue to take steps to improve our controls and procedures with the goal of rendering them sufficient to ensure that information required for future filings is available for disclosure on a timely basis.


(b) Changes in internal controls

         During the three month period ended June 30, 2005, we determined that our controls and procedures were sufficient to enable timely disclosure. However, due to problems with past filings, we continue to implement additional procedures and controls , including continuing to search for a new Chief Financial Officer to oversee our controls and procedures relating to our financial reporting obligations under the
         Securities Exchange Act of 1934. In addition, we have continued to implement uniform accounting systems, controls and procedures at certain of our subsidiaries and believe that we are making progress toward have sufficient controls and procedures in place. Notwithstanding the foregoing, should our continuing improvements to our controls and procedures not prove sufficient, we could experience additional delays in making timely disclosures as required under the Securities Exchange Act of 1934. to ensure continued compliance with the Securities and Exchange Act of 1934.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 14, 2004, a complaint was filed by California Wine Company, as plaintiff, against the Company in Napa County Superior Court of the State of California. The complaint alleges breach of contract, anticipatory breach of contract, breach of an interim sales agent agreement and breach of the implied covenant of good faith and fair dealing. Plaintiff sought damages in excess of $2.5 million. The plaintiff alleged, among other things, the failure of the Company to perform its obligations to purchase grapes under a certain grape purchase agreement, and costs incurred for moving and storing bulk wines. Although a trial date of January 30, 2006 had been set on this matter, the plaintiff and the Company have currently negotiated a settlement. Based on the settlement agreement, the Company agrees to pay $400,000 in damages to California Wine Company, and is released from the contract between the two companies. On July 15, 2005 the terms of the settlement were met by the Company and California Wine Company released the company from the contract between the two companines.

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

         Management has become aware that a suit was filed in August 2004 in Supreme Court of the State of New York, New York County, by three of our former shareholdersalleging, inter alia, that we improperly cancelled stock owned by the plaintiff shareholders for non-payment. We have been informed that unless we appear in this action or settle the matter, the plaintiff shareholders intend to seek a default judgement against us. Management is actively seeking to settle this matter and does not believe that this will have a material adverse impact on the Company.

         In March 2005, a suit was also filed against us in the United States District for the Southern District of New York, by another one of our former shareholders, also as a result of our cancellation of his stock for non-payment. Although we feel that Management's actions in canceling his stock were wholly appropriate, we plan to attempt to settle this matter as well. As with the suit in the New York State Supreme Court, we do not believe that this matter will have a material adverse impact on the Company.

         On March 11, 2005 the Company received correspondence from counsel to seven former employees of the Company, which alleges that the Company has outstanding debts due to the former employees. The Company has settled this claim with no additional losses incured.

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

         On April 13, 2005, we issued 500,000 shares of restricted common stock to two individuals pursuant to pursuant to private debt financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Mr. Joel Shapiro, our Chief Executive Officer, in a private transfer, paid the shares on our behalf. The shares were valued at $0.35 per share, the market price for shares of our common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $175,000.

         On April 19, 2005, we issued 75,000 shares of restricted common stock to two individuals pursuant to pursuant to private debt financing. The private debt financing described was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Mr. Joel Shapiro, our Chief Executive Officer, in a private transfer, paid the shares on our behalf. The shares were valued at $0.27 per share, the market price for shares of our common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $20,250.

         On May 9, 2005 we canceled 900,000 shares that were originally granted pursuant to the acquisition of Bodegas y Vinedos Anguinan S.A. by our wholly -owned subsidiary, KFWBA Acquisition Corp. (hereinafter "KFWBA"). Additionally, shares were returned to us pursuant to a November 2004 settlement agreement.

         On May 23, 2005, we issued 2,000,000 shares of restricted common stock to Longview Equity Fund, LP pursuant to private debt financing restructuring agreement. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On  June  27,  2005,  as  part  of the  financing  of our  purchase  of approximately 136 acres in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington, Inc., the company issued a a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. for $10,000,000. Interest on the Note shall be 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. The Note may be converted into shares of common stock. The number of such shares to be issued shall be the number determined by dividing (i) the portion of the amount to be converted by (ii) the then applicable Fixed Conversion Price, which initially is $0.33 and is subject to adjustment for stock splits, reorganizations and other extraordinary events. We agreed to register all of the shares of common stock underlying the Wynthrop Note. We may prepay the Wynthrop Note under the same terms and conditions as set forth above for the Laurus Secured Convertible Term Note (see below).

         On June 29, 2005, we entered into an employment agreement with Mr. Sebastiani. As a signing bonus and inducement to join our team, we issued Mr. Sebastiani 50,000 shares of common stock ($0.001 par value) and a five-year warrant to purchase 500,000 shares of common stock, exercisable at $5.00 per share. The warrant vests quarterly on a pro rata basis throughout the year at the rate of 100,000 shares annually.


         On July 7, 2005, we entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, we were able to purchase Viansa Winery & Italian Marketplace, Enoteca Viansa and Cucina Viansa, as well as 136 acres of property in Burnet, Texas. Pursuant to the Security and Purchase Agreement, we will issue to Laurus (i) a three-year Term Note in the aggregate principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, which we will be able to draw upon based available accounts receivable. After the initial drawing, we are required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Notes. If this Minimum Borrowing
Note is converted into our common stock, a new Minimum Borrowing Note will be issued. In consideration for the investment made by Laurus, we granted Laurus a five-year Common Stock Purchase Warrant to purchase up to 25,000,000 shares of our common stock at an exercise price of $0. 31 per share. As further consideration for providing the financing described above, we have granted Laurus an Option to purchase up to 16,492,436 shares of our Common Stock at an exercise price of $0.001 per share and 4,193,329 shares of our restricted common stock. In conjunction with the Security and Purchase Agreement, we also entered into a Registration Rights Agreement to register the common stock underlying the Term Note, Minimum Borrowing Notes, Option and Warrant at the times specified in the Registration Agreement. We filed such a registration statement on August 5, 2005. However, until we file amendments to outstanding Current Reports on Form 8-K to include the financial statements of Viansa Winery & Italian Marketplace, Enoteca Viansa and Cucina Viansa and of Kirkland Knightsbridge, the Securities and Exchange Commission will not review the registration statement, which will delay our ability have this registration statement declared effective. We intend to refile registration statement with the necessary financial statements as soon as they are available. Under the Registration Rights Agreement, if the registration statement is not declared effective by December 5, 2005, then for each day thereafter that it is not declared effective, we will have to pay Laurus, an amount in cash equal to 1/30th of the product of: (A) the then outstanding principal amount of the minimum borrowing note multiplied by (B) 0.02.


         The Term Loan will be issued on the Closing Date and amortization payments of principal shall be payable monthly commencing on November 1, 2005 and on the first day of each month thereafter, subject to acceleration upon the occurrence of an Event of Default or termination of the Agreement. The Maturity Date of the Loans is July 7, 2008. The Monthly Amount to be paid to Laurus includes amortization payments of the aggregate principal amount of the Term Loan, any accrued but unpaid interest on that portion of the principal plus any and all other unpaid amounts then owing under the Loans.

         The Monthly Amount may be paid in cash or may be converted into shares of common stock. If paid in cash, then we shall pay an amount equal to 103% of the Monthly Amount due and owing on that date. If the following conditions are met, we must pay the Monthly Amount in shares of common stock: (i) the average closing price of our common stock for the five (5) trading days immediately preceding the current Due Date shall be greater than or equal to 120% of the Fixed Conversion Price, which initially is $0. 25 and is subject to adjustment for stock splits, reorganizations and other extraordinary events, and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of our common stock for the period of twenty-two
(22) trading days immediately preceding such due date. The number of shares of common stock to be so issued shall be the quotient of (i) the portion of the Monthly Amount converted into shares of common stock divided by (ii) the then applicable Fixed Conversion Price.

         The interest on the Loans accrue per annum at a Contract Rate equal to the "prime rate" published in The Wall Street Journal, plus two percent (2.0%). However, if we have registered the shares of the Common Stock underlying the conversion of the Notes, Warrants and Options and the market price of our Common Stock for the five (5) trading days immediately preceding a Determination Date exceeds the then applicable Fixed Conversion Price by at least twenty-five percent (25%), the Contract Rate for the succeeding calendar month shall automatically be reduced by two percent (2%). However, the Contract Rate shall not at any time be less than zero percent (0%). Interest shall be (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on July 1, 2005 through and including the Maturity Date. Following the occurrence and during the continuance of an Event of Default, we will pay additional interest of 2% per month.

         To secure repayment of the Notes to Laurus, we granted a continuing security interest in and lien upon the following collateral: all of our and our subsidiary's property and assets, whether real or personal, tangible or intangible , other than our 50% membership interest in Kirkland Knightsbridge LLC, a California limited liability company and the "current assets" of Kirkland, to Laurus until such time as the Notes are repaid in full. This security agreement is cross-collateralized by a Guaranty Agreement entered into by our subsidiaries and a Stock Pledge Agreement covering all capital stock of our subsidiaries, as well. We, and our wholly-owned subsidiary 360 Viansa, LLC (see Other Information below), also entered into a Lien Subordination Agreement with Laurus and Gryphon Master Fund, L.P. To induce Gryphon to enter into the Subordination Agreement, Mr. Jake Shapiro (CEO) transferred 3,000,000 of his personally held Company shares of common stock to Gryphon. The conversion price of the Note and exercise price of Gryphon's Warrant dated April 21, 2004 shall also be reduced to $0.31 and $0.25, respectively. Pursuant to the Subordination

Agreement,   Laurus  has  a  first-priority  senior  security  interest  in  the previously stated collateral, which in no event, shall include our 50% membership interest in Kirkland Knightsbridge LLC, a California limited liability company and the "current assets" of Kirkland, over which Gryphon retains a first priority security interest. Gryphon subordinated all of its other security interests in our Company to Laurus, but we have agreed, with Laurus' consent, to grant Gryphon a `silent' second position security interest in all of the assets of 360 Viansa and the Texas Property (see Other Information below), including a second lien mortgage on all 360 Viansa and Texas Property winery property, now owned or hereafter acquired.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to vote of the security holders during the second quarter of 2005. We did, however, solicit written consents from a majority of its shareholders on December 27, 2004 to change the Company's name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company and amend the Articles of Incorporation accordingly. 60.56% of our outstanding shares consented to the action. We filed an Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 on January 19, 2005, with the Securities and Exchange Commission to report this action.


ITEM 5. OTHER INFORMATION

         From June 5, 2003 until August 20, 2004, Marks Paneth & Shron, LLP ("MPS") was engaged as 360 Global Wine Company's independent auditor. On April 30, 2005, MPS and 360 reached a full and final settlement of the outstanding invoices 360 owed to MPS. However, MPS did not sign the Settlement Agreement and Release until May 19, 2005. Under the terms of the Settlement Agreement and Release, 360 shall pay One Hundred and Fifty Thousand Dollars ($150,000) to MPS, $20,000 of which was paid upon execution of the Agreement and the remainder of which will be paid according to that certain Promissory Note dated April 30, 2005 between the parties. The Balance of $130,000 was paid on July 7, 2005 with proceeds from the Laurus financing.

         Lopez, Blevins, Bork & Associates, L.L.P, 360 Global Wine Company's former accountant, resigned as the Company's principal accountants on May 26, 2005. The Company has engaged David S. Hall P.C. as its principal accountants effective May 25, 2005. The decision to engage the new accountants has been approved by the Company's board of directors and its audit committee.

         On June 3, 2005 the Company removed Joseph Carr as President of the Company and elected Mr. Carr to the office of Vice President of Sales and Marketing.

         On July 7, 2005, the company appointed former Viansa Chief Executive Officer, Jon Sebastiani as President of 360 Global Wine Company. Mr. Sebastiani will replace Mr. Shapiro who has been acting as our President since the beginning of June 2005. Mr. Shapiro maintains his position as our Chief Executive Officer.

         Mr. Sebastiani has over 12 years of experience in the wine business. He was President and Director of Operations of the Viansa Winery from 1992-2004, where he played a key role in establishing Viansa as the most successful wine club and catalog business in California's "wine country" by effective use of database marketing through targeted direct mail and CRM technology. In those positions, he increased the company's revenues over $40 million within 10 years and restructured Viansa's marketing direction, eliminated the traditional distribution tiers and strategically repositioned the company as a direct-to-consumer organization. Mr. Sebastiani was also the President, Founder and Owner of Lo Spuntino from 1995-2000 during which he pioneered the direct-to-consumer sale of wines via the Internet and initiated features that enabled visitors to make wine purchases and book special events online.
 Mr. Sebastiani founded Lo Spuntino, a registered national retailer, to respond to new laws restricting the legal distribution of wine across state lines. He was also Managing Director of wine.com in 2003. Through these positions, Mr. Sebastiani developed and implemented tools to manage cash flow effectively and learned how to eliminate accounts receivable issues by using a direct-to-consumer business model and a credit-card-based fulfillment system. Mr. Sebastiani has managed to achieve flat-to-moderate business growth during a two-year period of severe economic decline. Additionally, Mr. Sebastiani is the Co-founder of Wine Brats, a national nonprofit organization, as a promotional vehicle to bring dynamic marketing elements to selling wine. He secured partnerships with Sony, Elle Magazine, Food & Wine Magazine and other companies to generate nearly $2 million in annual funding. Mr. Sebastiani has built Wine Brats to over 55 chapters nationwide and approximately 100,000 members and has obtained features in television, radio and multiple publications, such as Forbes, People, Entrepreneur, Elle and numerous newspapers, including the front page of the Chicago Sun-Times. Mr. Sebastiani obtained his Bachelors of Science in Economics from the Santa Clara University, Santa Clara, CA, in1992.

         On June 29, 2005, we entered into an employment agreement with Mr. Sebastiani. The Board of Directors may terminate his employment at any time with or without cause. In consideration for his services, Mr. Sebastiani shall receive a base salary of $250,000.00 per annum, payable in equal monthly installments. As a signing bonus and inducement to join our Company, we will give Mr. Sebastiani 50,000 shares of common stock ($0.001 par value) and a five-year warrant to purchase 500,000 shares of common stock, exercisable at $5.00 per share. The warrant vests quarterly on a pro rata basis throughout the year at the rate of 100,000 shares annually. Mr. Sebastiani is also entitled to a bonus plan to be mutually agreed upon between himself and the Board of Directors. He is also entitled to participate in and receive benefits under any employee benefit plan, fringe benefit plan, retirement or pension plan, incentive savings plan, stock option and appreciation rights plan, or any other incentive compensation plan we institute and maintain. If we terminate Mr. Sebastiani's employment, we shall pay him his Accrued but Unpaid Compensation equaling (i) his earned but unpaid Base Salary and any unpaid vacation through the date of termination and (ii) his earned but unpaid Bonus Plan monies and the benefits, if any, to which he is entitled as a former full time employee under the Corporation's employee plans and programs and compensation plans and programs as described above. All compensation and benefits shall cease on and as of the date of any such termination. If we terminate Mr. Sebastiani's employment for cause, then all compensation and benefits shall cease on such termination date and he shall only receive his Accrued but Unpaid Compensation. If we terminated his employment without cause, he will receive his Accrued but Unpaid Compensation and be paid a severance payment equal to five months of his Base Salary in effect on the date prior to his termination without cause.

         On July 7, 2005, the Company completed the purchase of approximately 136 acres in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington, Inc. The property, located in the heart of Texas wine country near the LBJ resort communities of Horseshoe Bay and Marble Falls, currently includes approximately 130,000 square feet of office, warehouse and mixed used space. This includes one granite and block office building, five warehouse style buildings and several smaller mixed used buildings. The property recently appraised for approximately $ 6,000,000. The acquisition also includes approximately $9,000,000 of finished and unfinished granite products. The Company is investigating improving the Texas Property by developing a commercial winery, and vineyard in combination with a future residential development. A portion of this development will be funded from the proceeds of the sale of finished and unfinished granite product. Pursuant to the Securities and Purchase Agreement with Laurus Master Fund, we must apply no less than 50% of the gross sale proceeds of sales of granite to repay the Loans immediately upon receipt of such gross proceeds.

         The total purchase price for the property was $12,500,000, $2,500,000 of which was paid in cash on the closing and $10,000,000 of which was given in the form of a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. Interest on the Note shall be 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. The Note may be converted into shares of common stock. The number of such shares to be issued shall be the number determined by dividing
(i) the portion of the amount to be converted by (ii) the then applicable Fixed Conversion Price, which initially is $0.33 and is subject to adjustment for stock splits, reorganizations and other extraordinary events. We agreed to register all of the shares of common stock underlying the Wynthrop Note. We may prepay the Wynthrop Note under the same terms and conditions as set forth above for the Laurus Secured Convertible Term Note.


         In July 2005, our wholly owned subsidiary, 360 Viansa, LLC acquired the Viansa Winery & Italian Marketplace, Enoteca Viansa and Cucina Viansa from Viansa Winery, a California Limited Partnership and La Fontana di Viansa, LLC, a California limited liability company. Viansa consists of 175 acres including the hilltop winery and marketplace, 23 acres of producing vineyards, over 1,000 producing olive trees, and a 90-acre wetland preserve for wildfowl. The majority of Viansa's winemaking occurs in a 50,980 square feet warehouse production facility located at a separate facility in Sonoma. The winemaking (fermentation, stainless steel tank and barrel storage), bottling, bottled case storage (including bonded and tax-paid wine storage), and office improvements is all done in the warehouse, which houses Viansa's marketing and call center. Viansa produces over 55,000 cases of wine annually, with a selection that includes 12 different Italian varietals and 11 California varietals.

         The purchase price for the assets was $31,000,000 paid in cash on the Closing Date. The final agreement allows for the purchase price to be reduced by the value of any related party accounts receivable identified on the 2005 Audited Financial Statements of Viansa. In addition, we agreed in the final Purchase Agreement to pay, perform and discharge, all of Seller's liabilities and/or obligations related to contracts and Leases arising after the Closing and all liabilities associated with all accounts payable and all accrued expenses incurred by Sellers in the ordinary course of business prior to Closing. As such, we will receive a credit against the Purchase Price for the total amount of accounts payable that we assume under the definitive purchase agreement.

         We entered into a Note Purchase Agreement, dated as of May 28, 2004, and amended on September 30, 2004, November 24, 2004, January 20, 2005 and May 31, 2005 with Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP. Pursuant to that Agreement, we issued three Convertible Promissory Notes in favor of Longview Fund, LP in the aggregate amount of $500,000. We were in default under the Agreement and each of the Notes for non-payment of principal and interest owed. On July 6, 2005 we amended the Agreement again and received a conditional wavier of the default. As a fee for entering into the Amendment and causing its revisions to the Agreement and Notes, $20,000 was added to the outstanding principal amount of the Notes so that the aggregate outstanding principal amount of the Notes is $633,609.56. Pursuant to the Amendment, the Maturity Date of the Notes is extended to August 1, 2005 and the outstanding principal amounts of the three Notes $250,000, $200,000 and $50,000, was increased to $316,804.78, $253,443.82, and $63,360.96, respectively. Upon the closing of the Laurus financing, we paid Longview $100,000 against the amounts owing under the Notes. We will now negotiate a mutually agreeable repayment schedule for all amounts remaining under the Notes.

          Currently, the Board of Directors has entered into negotiations with Joel Shapiro to enter into a formal employment agreement. Currently Mr. Shaprio is not an employee of the Company. Upon execution of the employment agreement, Mr. Shaprio will remain the Chief Executive Officer of the Company.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

        Exhibit No.                     Document

         2.01**   Entry  into  a  Material  Definitive   Agreement;   Settlement
                  Agreement with Marks Paneth & Shron, LLP

         2.02** Changes in Registrant's Certifying Accountant; Resignation of Lopez, Blevins, Bork & Associates, L.L.P. (the "Former Accountant") and appointment of David S. Hall P.C. as the Company's principal accountants

         2.03*** Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; Acquisition of Viansa Wines

         2.04**** Entry  into a Material  Definitive  Agreement;  Completion  of
                  Acquisition or Disposition of Assets; Departure of Directors or Principle Officers; Election of Director; Appointment of Principle Officers; Security and Purchase Agreement with Laurus Master Fund Ltd., Appointment of President Jon Sebastiani, Acquisition of Texas Property and Longview Loans


         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Principal Financial and Account Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*        Previously filed on Form 8-K, dated May 20, 2005

**       Previously filed on Form 8-K/A, dated May 31, 2005

***      Previously filed on Form 8-K, dated June 24, 2005

****     Previously filed on Form 8-K, dated July 8, 2005


         (b) Reports on Form 8-K

     1. Settlement Agreement Between Marks Paneth & Shron, LLP and the Company, Inc, reported on Form 8-K on May 20, 2005, reporting an event that occurred on May 19, 2005.

     2. Resignation of Lopez, Blevins, Bork & Associates, L.L.P. (the "Former Accountant") and appointment of David S. Hall P.C. as the Company's principal accountants on May 31, 2005, reporting an event that occurred on May 26, 2005.

     3. Acquisition of Viansa Wines on June 24, 2005, reporting an event that occurred on June 21, 2005.

     4. Security and Purchase Agreement with Laurus Master Fund Ltd., Appointment of President Jon Sebastiani, Acquisition of Texas Property and Longview Loans on July 8, 2005, reporting events that occurred on July 7, 2005.










SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 15, 2005                     360 Global Wine Company.

                                        By: /s/  Joel Shapiro
                                            -----------------
                                                 Joel Shapiro
                                                 Chief Executive Officer

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

Date: August 15, 2005

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

Date: August 15, 2005


/s/  Joel Shapiro
-------------------
Joel Shapiro
Principal Financial and Accounting Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 360 Global Wine Company (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Joel Shapiro, Chief Executive Officer and Principle Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Joel Shapiro
-----------------
Joel Shapiro
Chief Executive Officer and Principle Financial and Accounting Officer August 15, 2005