Form 10QSB
period 2005-09-30
360 GLOBAL WINE CO
filed 2005-11-21
CIK 1124019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           |X| Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

    |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                          For the transition period to

                        Commission File Number 333-90456
                                               ---------

                             360 GLOBAL WINE COMPANY
             (Exact name of registrant as specified in its charter)

         Nevada                                                  98-0231440
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)

                             One Kirkland Ranch Road
                             Napa, California 94558
               (Address of principal executive offices (zip code))

                          (707) 254-9100 (Registrant's
                     telephone number, including area code)
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,976,868 Shares of $.001 par value Common Stock outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements (unaudited).

Consolidated Balance Sheet at September 30, 2005 (unaudited)...................3

Consolidated Statements of Operations for the
   three and nine month periods ended September 30, 2005 and
   September 30, 2004 (unaudited)..............................................4

Consolidated Statements of Comprehensive Loss for the
  three and nine month periods ended September 30, 2005 and
  September 30, 2004 (unaudited)...............................................5

Consolidated Statements of Cash Flows for the
  three and nine month periods ended September 30, 2005 and
  September 30, 2004 (unaudited)...............................................6

Notes to Consolidated Financial Statements.....................................7

Item 2. Management's Discussion and Analysis or Plan of Operation.............20

Item 3. Controls and Procedures...............................................24

PART II - OTHER INFORMATION...................................................24

Item 1.  Legal Proceedings....................................................24

Item 2.  Unregistered Sales of Equity and Use of Proceeds.....................25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................26

SIGNATURES....................................................................27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

                             360 GLOBAL WINE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2005

                                     ASSETS

Current assets:
        Cash                                                                  $    190,707
        Accounts receivable, net of allowance of $87,729                         1,364,879
        Inventory                                                               21,810,557
        Prepaid interest                                                           118,349
        Other Prepaid expenses                                                     638,963
        Other current assets                                                       100,722
                                                                              ------------
                                                                                24,224,177

Property and equipment, net of accumulated depreciation                         54,227,601

Goodwill                                                                            28,588
Investments                                                                        157,598
Other assets                                                                     2,952,144
Deferred financing costs                                                           839,263
                                                                              ------------

        Total assets                                                          $ 82,429,371
                                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable - Trade                                              $  2,829,270
        Accounts payable - Affiliated entity                                       348,170
        Accrued interest expense                                                 1,100,826
        Other Accrued expenses                                                     580,966
        Notes payable                                                            1,643,555
        Notes payable - Affiliated entity                                        2,250,000
                                                                              ------------

        Total current liabilities                                                8,752,787

Long-term debt, net of unamortized discount of $2,184,190
        face amount $69,500,000                                                 67,315,810
                                                                              ------------

        Total liabilities                                                       76,068,597
                                                                              ------------

Minority interest                                                               15,152,630
                                                                              ------------

Stockholders' equity
      Common stock, $0.001 par value, 100,000,000 shares authorized
         59,116,273 outstanding as of September 30, 2005                            59,116
      Subscription receivable                                                      (18,972)
      Additional paid in capital                                                20,511,914
      Accumulated other comprehensive income - foreign exchange adjustment          (6,052)
      Deficit accumulated                                                      (29,337,863)
                                                                              ------------

      Total stockholders' equity                                                (8,791,856)
                                                                              ------------

      Total liabilities and stockholders' equity                              $ 82,429,371
                                                                              ============

                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             3 MONTHS ENDED   3 MONTHS ENDED   9 MONTHS ENDED   9 MONTHS ENDED
                                              SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                  2005             2004             2005             2004
                                             -----------------------------------------------------------------
Revenues:
      Commissions                             $         --     $         --     $         --     $     20,780
      Sales                                      4,152,108          641,607        4,964,780        1,931,003
      Custom services and events                   830,244          137,297        1,006,922          167,150
                                              ---------------------------------------------------------------

      Total                                      4,982,351          778,904        5,971,701        2,118,933
                                              ---------------------------------------------------------------

Operating expenses:
      Cost of goods sold                         2,736,231          180,770        3,339,542        1,184,333
      Sales and marketing                        1,403,173          499,320        1,813,562        1,703,687
      General and administrative                 3,542,254          930,297        5,286,420        2,812,310
      Stock compensation expense                 2,742,100          (79,775)       3,737,375          722,475
                                              ---------------------------------------------------------------

      Total                                     10,423,758        1,530,612       14,176,899        6,422,805
                                              ---------------------------------------------------------------

Loss from operations                            (5,441,406)        (751,708)      (8,205,197)      (4,303,872)
                                              ---------------------------------------------------------------

Other income (expense):
      Interest income                                   --               --               --           12,323
      Interest expense                          (1,883,674)      (1,059,009)      (3,754,126)      (2,443,237)

      Other expense                               (395,415)              --         (555,443)              --

      Gain (loss) on currency transactions          (1,512)          (1,209)          (7,825)         (22,411)
                                              ---------------------------------------------------------------
          Other income (expense), net           (2,280,600)      (1,060,218)      (4,317,393)      (2,453,325)
                                              ---------------------------------------------------------------

Loss before minority interest                   (7,772,007)      (1,811,926)     (12,522,591)      (6,757,197)

Minority interest in consolidated loss             528,946           14,770        1,465,708          472,330
                                              ---------------------------------------------------------------

Net loss                                      $ (7,193,060)    $ (1,797,156)    $(11,056,882)    $ (6,284,867)
                                              ===============================================================

Net loss per share:
      Basic and diluted                       $      (0.16)    $      (0.04)    $      (0.26)    $      (0.18)

Weighted average shares outstanding:
      Basic and diluted                         43,901,830       40,537,710       42,573,678       35,723,090

                             360 GLOBAL WINE COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (unaudited)

                                                      2005             2004
                                                  -----------------------------

Net loss                                          $(11,056,882)    $ (6,284,867)

Foreign currency translation adjustment                  5,076               --
                                                  -----------------------------

Comprehensive loss                                $(11,051,807)    $ (6,284,867)
                                                  =============================

                             360 GLOBAL WINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                              SEPTEMBER 30         SEPTEMBER 30
                                                                                  2005                2004
                                                                            ------------------------------------
Cash flows from operating activities:

     Net loss                                                                 $(11,056,882)      $ (6,284,867)

     Adjustment to reconcile net loss to cash provided (used) in operating activities:

       Foreign currency transaction loss                                                --            (22,411)
       Depreciation and amortization - property and equipment                    6,983,135            738,502
       Bad Debt expense                                                                 --             93,166
       Non-cash interest expense                                                   769,852            856,972
       Repayment of notes payable representing amortized discount                       --            412,743
       Stock compensation                                                        3,735,311            722,475
       Minority interest in loss                                                (1,465,708)          (472,330)

     Changes in current assets and liabilities:
       Interest receivable                                                              --                 --
       Accounts receivable                                                      (1,209,855)        (1,049,512)
       Inventories                                                             (16,203,687)        (1,094,674)
       Prepaid expenses                                                            762,731            374,985
       Other current assets                                                             --            (25,000)
       Accounts payable                                                            740,550          1,547,786
       Accrued expenses                                                          1,344,322            883,358
       Other                                                                            --           (128,315)
                                                                              -------------------------------

Net cash provided (used) in operating activities                               (15,600,231)        (3,447,122)
                                                                              -------------------------------

Cash flows from investing activities:

     Acquisition of KKLLC                                                          226,754                 --
     Acquisition of Viansa                                                      12,172,090                 --
     Acquisition of property and equipment                                      (6,004,364)           (26,711)
     Notes receivable                                                                   --            (23,294)
     Deposits                                                                           --             (7,500)
     Other assets                                                                 (157,598)                --
                                                                              -------------------------------

Cash provided (used) in investing activities                                     6,236,882            (57,505)
                                                                              -------------------------------

Cash flows from financing activities:

     Issuance of common stock                                                           --                 --
     Proceeds from notes payable                                                10,755,853          3,089,361
     Proceeds from issuance of warrants                                                 --                 --
     Repayment of note payable not representing unamortized discount            (1,286,764)          (107,312)
     Deferred Financing costs                                                           --           (313,671)
                                                                              -------------------------------

Cash provided by financing activities                                            9,469,089          2,668,378
                                                                              -------------------------------

Foreign currency translation effect                                                  5,076            (41,692)
                                                                              -------------------------------

Net increase (decrease) in cash                                                    110,815           (877,941)

Cash, beginning of period                                                           79,892          1,325,373
                                                                              -------------------------------

Cash, end of period                                                           $    190,707       $    447,432
                                                                              ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                             $         --       $      1,287

Interest paid                                                                 $    333,765       $     19,737

                             360 GLOBAL WINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. Basis of Presentation, Organization and Nature of Operations

      360 Global Wine Company (the "Company") was incorporated in the State of Nevada, on October 8, 2002 with a vision and objective to establish and build a diversified international wine company. The Company believed that there existed an oversupply of small and mid-sized wineries lacking effective sales, marketing and branding strength, creating an opportunity to consolidate and build an efficient operation that could maximize economies of scale, increase utilization of production assets and provide a more streamlined and effective sales, marketing and distribution group. The Company further believed that by adopting and applying consumer beverage marketing principles within the wine industry, it could further enhance operating results beyond what was currently achieved by many small and mid-sized wineries creating a comparative advantage for the Company.

      On August 1, 2003, the Company completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000. Following the reverse acquisition, the Company changed the name of Tech-net Communications, Inc. to "Knightsbridge Fine Wines, Inc." Effective February 15, 2005, the Company changed its name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company. Although Tech-net was the "legal acquiror," the share exchange was treated as a recapitalization of the Company, such that the Company is the continuing entity for financial reporting purposes. The financial statements have been prepared as if the Company had always been the reporting company and, on the share exchange date, had changed its name and reorganized its capital stock. In addition, the transaction resulted in severe limitations on the future use of the Company's net operating loss carryovers. The Company is now the parent company to its operating subsidiaries.

      On April 21, 2004 the Company acquired 50% of Kirkland Knightsbridge, LLC, a California limited liability company ("KKLLC"), pursuant to a Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, KKLLC, the Company and Mr. Larry Kirkland.

      On July 7, 2005, the Company completed its purchase of Viansa Winery, a California Limited Partnership and La Fontana di Viansa, LLC, a California limited liability company, and thereby acquired Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective at the close of business on July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC ("Viansa"). Viansa currently produces over 50,000 cases annually, with a selection that includes 12 different Italian varietals and 11 California varietals. Currently, Viansa sells its wine directly to the consumer. Viansa is a major competitor in the Direct to Consumer lifestyle business, and engages in the catalog, e-commerce and wine club business, primarily building its database through customer purchases at its winery and via its web-site. The Company's strategy is to continue to expand its wine producing capacity of estate-bottled products and to expand its domestic and international sales and growth prospects of those goods through potential strategic alliances.

NOTE 2. Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as well as the Company's Current Reports on Form 8-K/A reporting on events as of April 21, 2004 and July 7, 2005. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full accounting year or any future period.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes KKLLC. The Company does not have voting control of KKLLC. Voting control of KKLLC is formally split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement of KKLLC, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. Although the Company does not have voting control, management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)").

      The reasons for consolidation, which are further explained below, however, are that the Company is responsible for maintaining the value of its initial capital contribution to KKLLC, which was made in the form of restricted common stock, and that substantially all of KKLLC's activities involve or are conducted on behalf of the Company, whose obligations to absorb the expected losses of KKLLC exceed those of Kirkland Ranch.

      Ownership interests in KKLLC are based on the maintenance of capital accounts rather than shares, as would be the case with a corporation. The minority interest in KKLLC as shown on the balance sheet represents the Company's share of KKLLC's net assets based on KKLLC's aggregate capital accounts. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly-owned subsidiary. Because KKLLC owns a material amount of the Company's stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

      As of the date of this filing, almost all of KKLLC's activities involve and are conducted on behalf of the Company. KKLLC maintains the right to conduct independent bottling and storage of third-party wines, but it has been conducting minimal third-party work since its creation as a joint venture, partially owned by the Company. In addition, KKLLC is the production facility which produces Napa Valley, Central Coast and California Appellation products that are sold solely by the Company. The brands owned by KKLLC are sold through channels which are developed by the Company. KKLLC exists to fill the needs of the distribution channels opened by the Company.

      Under the terms of the KKLLC governing document, the Company and Kirkland Ranch share equally in all gains and losses of KKLLC's ownership of shares of the Company's stock. The Company has guaranteed a minimum value to the stock, which will eventually be distributed to KKLLC. Because the Company will receive full credit in its capital account for any payment of the guarantee, and KKLLC will be charged with the full fair value of the stock withdrawn, the Company has effectively extended half the guarantee to itself. Considering these facts, the Company's policy is to eliminate half of the Company's stock owned by KKLLC as treasury stock, valued at the quoted market price on the date of the acquisition ($3,861,237 total), and to eliminate the other half against minority interest, valued at the $2.35 per share guaranteed in the agreement ($5,000,000 total).

      In connection with the operations of KKLLC and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in order to fund the budget of KKLLC for certain business purposes. Such cash contributions include, but are not limited to, certain principal and interest payments owed under the Metropolitan Life Insurance Company ("MetLife") Note through April 21, 2007, to the extent not previously paid from cash at closing. The Company also agreed, solely upon occurrence of non-payment of principal and interest payments owed under the MetLife Note, to risk forfeiture of its membership interest.

      Because of the requirement for the Company to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company's stock owned by KKLLC be worth less than $10,000,000 on April 27, 2007, the Company would incur the majority of KKLLC's "expected losses" as defined by FIN 46(R). The Company believes this is true despite sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected losses" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each joint venture partner's capital account which means that in all reasonable scenarios involving relatively large losses the Company would incur more than 50% of the loss.

      Since substantially all of KKLLC's activities involve or are conducted on behalf of the Company whose obligations to absorb the expected losses of KKLLC exceed those of Kirkland Ranch, the Company has concluded that KKLLC is a Variable Interest Entity under FIN 46R and must be consolidated.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of September 30, 2005 was approximately $190,707.

Accounts Receivable

      Credit is extended based on evaluation of customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $87,729 at September 30, 2005.

Inventory

      Bulk wine and case goods are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine and stone inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

      The Company has initiated production of an Artist Series brand in which the Company is building inventory through contract producers and the procurement of goods. The Company has adopted the FIFO method of accounting for this inventory.

      At December 31, 2004 the Company set up a reserve for slow-moving inventory. Wine products have a longer shelf life in comparison to most other "perishable" products; however, the market dictates the longevity of wine products and due to the levels of inventory on hand, and the volume of sales produced through September 30, 2005, a reserve for certain brands remains.

         At September 30, 2005, Inventory consisted of the following

         Winemaking, packaging materials                            $    96,513

         Grapes in process                                              391,065

         Retail merchandise                                             436,077

         Finished goods                                               6,995,213

         Bulk wines                                                   7,744,016

         Reserve for slow moving inventory                             (352,327)

         Granite inventory                                            6,500,000
                                                                    -----------

         Total                                                      $21,810,557
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

Fair Value of Financial Instruments

      The Company's financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of September 30, 2005 due to their short-term nature or their recent creation. Long-term debt is carried on the balance sheet as $69,500,000. The fair value of the long-term debt payable to various creditors approximates its $67,315,810 carrying value because of its recent issuance. The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at September 30, 2005 multiplied by $0.07 closing price on the Over-the-Counter Bulletin Board would be approximately $400,970. When added to the above long-term debt fair value, the total fair value is $67,716,780.

Foreign Currency Translation

      The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments, resulting from translation of the subsidiaries' accounts, are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

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

Stock-based Compensation

      The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's restricted common stock and the amount an employee must pay to acquire the stock.

      The Company periodically issues restricted common stock for acquisitions and services rendered. Restricted common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the restricted common stock.

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

New accounting pronouncements

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("VIEs"), which addresses consolidation by business enterprises of VIEs that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest. FIN 46 required consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also required certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which replaces FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FASB Staff Positions on FIN 46. The Company has adopted FIN 46-R for any actions initiated after March 3, 2005, and any future investment in variable interest entities will be subject to this statement.

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

      In 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying derivative instrument to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

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

      Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. Upon making its determination of the transition method, and before the beginning of the first interim or annual reporting period that begins after December 15, 2005, as required by the Financial Accounting Standards Board pronouncement, the Company will adopt Statement 123(R).

NOTE 3: Property and Equipment

Property and equipment at September 30, 2005 consisted of the following:

      Land                                                     $ 6,158,516

      Cultivated land                                            1,047,225

      Buildings, improvements and equipment                     25,050,683

      Goodwill                                                  29,128,011
                                                               -----------

                                                                61,384,435
      Less:  accumulated depreciation and amortization           7,156,835
                                                               -----------
                                                               $54,227,600
                                                               ===========

Depreciation expense was $1,160,639 for the three quarters ended September 30, 2005.

NOTE 4. Short-Term Notes Payable

      Short-term notes payable at September 30, 2005 consisted of the following:

  Issue Dates               Face Amount            Standard Interest     Default Interest     Term (Months)      Status
    05/15/03                  $   100,000                 12%                   19%                 6           Default
    09/23/03                  $    25,000                 10%                   19%                 6           Default
    12/17/03                  $   200,000                 12%                   19%                 6           Default
    03/16/04                  $    45,000                 10%                   10%                 6           Default
    03/22/04                  $   200,000                 10%                   10%                 6           Default
    03/26/04                  $ 2,250,000                  0%                    0%             Indefinite      Current
    04/22/04                  $   112,115                 10%                   10%                 6           Default
    04/30/04                  $   137,885                 10%                   10%                 6           Default
    05/28/04                  $   266,804                  6%                   18%                 6           Default
    05/28/04                  $   213,443                  6%                   18%                 6           Default
    05/28/04                  $    53,360                  6%                   18%                 6           Default
    02/09/05                  $   125,000                 10%                   18%                 6           Default
    04/11/05                  $    50,000                 10%                   18%                 6           Current
    05/10/05                  $    50,000                 10%                   18%                 6           Current
Various (Capital
    leases)                   $    64,945                Prime                 Prime                6           Current
                           ----------------
     TOTAL                    $ 3,893,555
                           ----------------

      At September 30, 2005, the Company had $3,893,555 of short-term debt.

NOTE 5: Long-Term Debt

      On April 21, 2004, as part of the financing of the Company's purchase of its 50% membership interest in KKLLC, the Company completed a senior secured convertible note financing with gross proceeds to the Company of $2 million. Net proceeds from the note offering, after estimated costs and expenses, were approximately $1,950,000 and were utilized to pay certain debts of KKLLC and for working capital to KKLLC. In connection with the offering, the Company entered into a Securities Exchange Agreement with Gryphon pursuant to which, among other things, the Company issued a 7.5% Senior Secured Convertible Note due April 21, 2006 in the principal amount of $5,500,000 (the "Gryphon Note"), $3,500,000 of which principal amount was previously outstanding and payable to Gryphon. The Company also issued to Gryphon: (i) a warrant to purchase up to 3,055,556 shares of the Company's restricted common stock exercisable for a period of five years from the date of issuance at an exercise price of $0.70 per share, of which warrants to purchase up to 1,527,778 shares had previously been issued to Gryphon with exercise prices of between $0.70 and $2.40, and (ii) a warrant to purchase up to 5,000,000 shares of the Company's restricted common stock exercisable for a period of five years from the date of issuance at an exercise price of $0.01 per share. The holder of the Gryphon Note has the option, during the term of the Gryphon Note, to convert the outstanding principal amount of the Gryphon Note into the Company's restricted common stock at a conversion price of $1.80 per share, subject to certain anti-dilution adjustments. Pursuant to the Amended and Restated Security Agreement, dated April 21, 2004, by and between the Company and Gryphon, the Gryphon Note is secured by a lien and pledge of all of the assets of the Company. The incorporation of the previously outstanding $3,500,000 obligation has been accounted for as a modification of the terms of the Gryphon Note under EITF 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instruments.

      Using the Black-Scholes model the Company estimated the fair value of the additional warrants and the modification of the terms of the previously issued warrants and allocated $1,702,001 of the proceeds from the April 21, 2004 financing with Gryphon to the warrants which were recorded as deferred interest and were presented as a discount on the convertible debenture, net of amortization, recorded as interest expense to be taken over the three-year term of the Gryphon Note on the interest rate method. On the date of the issuance of the Gryphon Note, the Company's common stock had an average price between the high and low price per share on the Over-the-Counter Bulletin Board of $1.80. Based on the terms of the conversion associated with the Gryphon Note, there was an intrinsic value associated with the beneficial conversion feature estimated at $297,299, the entire additional proceeds of the Gryphon Note after allocation to the warrants issued, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the Gryphon Note. At December 31, 2004, the $5,500,000 face value of the Gryphon Note was shown as $1,891,641 on the balance sheet, which was net of unamortized discounts. Based on the $1,891,641 carrying value at December 31, 2004 and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate on the Gryphon Note is approximately 77.7% per annum. At the close of escrow for the Viansa purchase on July 7, 2005, a payment of $706,250 was made on the Gryphon Note, representing $500,000 of principal and $206,250 of interest, bringing the outstanding principal balance to $5,000,000. Total interest expense for the Gryphon Note, not including any liquidated damages, as discussed two paragraphs below, was $96,560 for the three months ended September 30, 2005.

      The terms of the Gryphon Note required that the shares underlying the warrants and conversion rights be subject to a registration statement to be filed by April 30, 2004 and declared effective by June 15, 2004. Failure to meet these requirements puts the Gryphon Note in default and gives Gryphon the right to demand immediate payment of the $5,000,000 principal, any accrued interest and liquidated damages equal to 25% of outstanding principal ($1,375,000). Gryphon has agreed for the present time, as referenced in the following paragraph, to waive this default so neither acceleration of the discount amortization, nor liquidated damages have been recorded and the liability on the balance sheet continues to be shown as a non-current liability.

      On September 24, 2004, the Company and Gryphon entered a Debt Restructuring Agreement. Pursuant to such Agreement, Gryphon agreed to cancel certain penalties due to it under the Gryphon Note dated April 21, 2004, and to freeze remaining penalties that may come due pursuant to the terms of the Registration Rights Agreement dated April 21, 2004. Gryphon also agreed to cancel certain interest payments then due and to become due pursuant to the terms of the Gryphon Note dated April 21, 2004. In consideration for the foregoing agreements by Gryphon, a new $700,000 promissory note was issued that was paid in full through close of escrow of the Viansa purchase agreement on July 7, 2005.

      The consolidated financial statements herein include KKLLC's mortgage note to MetLife, which is guaranteed by the Company (see Note 8). The principal amount of the debt is $20,000,000, of which $1,950,000 was withheld at closing for prepaid interest through October 31, 2005. The $1,950,000 was recorded as a discount on the debt and is being amortized as interest expense on the interest rate method over the term of the debt. The debt requires payments, including principal and interest at an annual interest rate of 6.5%, of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009. The effective interest rate, considering the discount, is 6.724%. The Company's joint venture partner in KKLLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt. The agreement among the Company, KKLLC and the joint venture partner is that KKLLC is the true borrower and that the legal co-borrowers are effectively guarantors. Consequently, the full amount of the debt has been recorded as that of KKLLC and, in consolidation, the Company's. The debt is also collateralized by the real property and other certain assets of KKLLC.

      On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion at the close of business on July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC ("Viansa"). Pursuant to the Security and Purchase Agreement, the Company issued to Laurus (i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing
Note is converted into the Company's common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the "Laurus Notes").

      The Term Loan was issued on the Closing Date and monthly amortization payments of principal commence on November 1, 2005, subject to acceleration upon the occurrence of an Event of Default or termination of the Agreement. The Maturity Date of the Laurus Notes is July 7, 2008. The Monthly Amount to be paid to Laurus includes amortization payments of the aggregate principal amount of the Term Note, any accrued but unpaid interest on that portion of the principal plus any and all other unpaid amounts then owing under the Laurus Notes. Interest on the Laurus Notes began accruing on July 7, 2005 and monthly payments are payable at the end of each month, as described below.

      The Monthly Amount may be paid in cash or may be converted into shares of the Company's common stock. If paid in cash, the Company shall pay an amount equal to 103% of the Monthly Amount due and owing on that date. If the following conditions are met, the Company must pay the Monthly Amount in shares of its common stock: (i) the average closing price the Company's common stock for the five trading days immediately preceding the current Due Date is greater than or equal to 120% of the Fixed Conversion Price, which initially is $0.25 and is subject to adjustment for stock splits, reorganizations and other extraordinary events, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the period of 22 trading days immediately preceding such due date. The number of shares of the common stock to be so issued shall be the quotient of (i) the portion of the Monthly Amount converted into shares of common stock divided by (ii) the then applicable Fixed Conversion Price. The interest on the Laurus Notes accrues per annum at a Contract Rate equal to the "prime rate" published in The Wall Street Journal, plus two percent (2.0%). However, if the Company has registered the shares of the Common Stock underlying the conversion of the Laurus Notes, Warrants and Options, as described in the following paragraph, and the market price of the Company's Common Stock for the five trading days immediately preceding a Determination Date exceeds the then-applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by two percent. However, the Contract Rate shall not at any time be less than zero. Interest shall be (i) calculated on the basis of a 360-day year and (ii) payable monthly, in arrears, commencing on August 1, 2005 through and including the Maturity Date. Following the occurrence and during the continuance of an Event of Default, the Company is obligated to pay additional interest of 2% per month.

      The Company is in arrears with certain interest payments under the Laurus Notes. As of the date of this Quarterly Report, the Company owes Laurus $2,066,387, which represents two unpaid monthly interest payments plus default interest. Laurus has not formally declared an Event of Default.

      To secure repayment of the Laurus Notes, the Company granted to Laurus a continuing security interest in and lien upon the following collateral: all of the Company's and the Company's subsidiary's property and assets, whether real or personal, tangible or intangible, other than the Company's 50% membership interest in KKLLC and the "current assets" of KKLLC until such time as the Laurus Notes are repaid in full. The security provisions in the Laurus Notes are cross-collateralized by a Guaranty Agreement entered into by the Company's subsidiaries and a Stock Pledge Agreement covering all capital stock of the Company's subsidiaries, as well. The Company and Viansa also entered into a Lien Subordination Agreement with Laurus and Gryphon. To induce Gryphon to enter into the Subordination Agreement, Mr. Shapiro transferred 3,000,000 of his personally held Company shares of restricted common stock to Gryphon. The conversion price of the Gryphon Note and the exercise price of its 1,527,728 share Warrant were also reduced to $0.31 and $0.25, respectively. Pursuant to the Subordination Agreement, Laurus has a first-priority senior security interest. Gryphon subordinated all of its other security interests in the Company to Laurus, but the Company has agreed, with Laurus' consent, to grant Gryphon a "silent" second position security interest in all of the assets of Viansa and the Texas Property (see Other Information below), including a second-lien mortgage on all Viansa and Texas Property winery property, now owned or hereafter acquired.

      As a result, at September 30, 2005, the Company had $69,500,000 of long-term debt less unamortized discount and prepaid interest of $2,184,190 for a balance of $67,315,810.

NOTE 6: Related Party Transaction

      On March 10, 2004, the Company issued 800,000 shares of restricted common stock to Longview Fund, LP, 640,000 shares of restricted common stock to Longview Equity Fund, LP and 160,000 shares of restricted common stock to Longview International Equity Fund, LP, pursuant to a private debt financing restructuring agreement. The shares were paid on behalf of the Company by Mr. Shapiro in a private transfer. The shares were valued at $0.50 per share, the market price for shares of the Company's common stock at the time of transfer. Therefore, the total aggregate value of the transaction was $800,000.

NOTE 7: Stock-compensation expense

      During the first three quarters of 2005, the Company issued 2,852,500 shares of stock to various outside parties who had or would provide services to the Company. Additionally, in July and September of 2005, the Company issued a total of 15,190,476 shares of its restricted common stock to four of its employees based on each of their individual employment agreements. These shares were valued based on the market price for shares of the Company's common stock at the time of issuance. As a result, these transactions resulted in the Company recording stock compensation expense of $3,737,375 as of September 30, 2005.

NOTE 8: Acquisition of Interest in Kirkland Knightsbridge LLC

      On April 21, 2004 the Company acquired a 50% membership interest in KKLLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004 (the "Contribution Agreement"), by and among Kirkland Ranch, LLC, a California limited liability company ("Kirkland Ranch"), KKLLC, the Company and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares ("Initial Shares") of its restricted common stock, at an initial valuation of $2.35 per share. On April 21, 2007 (the "Valuation Date"), if the Initial Shares have a Market Value less than the amount of $10,000,000, the Company, as an additional capital contribution, must contribute to KKLLC (to be immediately withdrawn by Kirkland Ranch), in cash or such additional number of shares of restricted Common Stock, which can be immediately converted to cash on the Valuation Date, and when added to the Market Value of the Initial Shares, shall equal $10,000,000. The Contribution Agreement further stated that, if as of March 31, 2005, the price of the Company's Common Stock remained unchanged from the $0.48 closing price on the Over-the-Counter Bulletin Board, the Company would issue an additional 16,578,013 shares of restricted common stock on the Valuation Date. Because the governing document of KKLLC specifies that gains or losses on the value of KKLLC's assets, which would include the 4,255,320 shares of Common Stock, are allocated 50% each to the Company and Kirkland Ranch, one-half of the shares issued were recorded at $5,000,000, representing their $2.35 per share guaranteed value pursuant to the Contribution Agreement and one-half of the shares were recorded at $3,829,788, representing the average price between the high and low price per share on the Over-the-Counter Bulletin Board of $1.80.

      As part of the financing for the joint venture transaction, the Company provided loans to KKLLC in the aggregate amount of $2.4 million to be paid with other debt from any initial profits of KKLLC. The loans have been eliminated in consolidation and included in the acquisition cost of the Company's controlling financial interest in KKLLC.

      In connection with the closing under the Contribution Agreement and to finance the KKLLC joint venture transaction, the Company entered into a guaranty, dated as of April 21, 2004, in favor of MetLife, pursuant to which the Company guaranteed the obligations under that certain promissory note in the amount of $20 million (the "MetLife Note") issued by MetLife to Kirkland Cattle Co., Kirkland Ranch, and Mr. Kirkland, as co-borrowers. The obligation under the MetLife Note is collateralized by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by KKLLC.

      Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to KKLLC, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. KKLLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, 69 acres of vineyard land, a 57,000 square foot winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, the Company entered into an exclusive distribution and marketing agreement with KKLLC to sell wine and wine-related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, KKLLC will serve as the exclusive bottler of the Company's products in California.

      In connection with the operations of KKLLC and subject to the occurrence of certain events, the Company is required to make additional cash capital contributions in accordance with the budget to KKLLC for certain business purposes. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the MetLife Note through April 21, 2007. The Company agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the MetLife Note, to risk of forfeiture of its membership interest in KKLLC.

      Voting control of KKLLC is formally split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement, however, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. The Company has concluded that KKLLC is a Variable Interest Entity under Financial Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46(R)"). Because of the requirement for the Company to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company Common Stock owned by KKLLC be worth less than $10,000,000 on April 21, 2007, the Company would incur the majority of KKLLC's "expected losses" as defined by FIN 46(R). The Company believes this is true despite the basic sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in "expected income" and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner's capital account which means that in all reasonable scenarios involving relatively large losses KKLLC would incur more than 50% of the loss.

      The Company recorded the assets and liabilities of KKLLC, including the "minority interest" (joint venture partner's) share based on their preliminary estimated fair values. Pursuant to the capital account maintenance provisions of the Limited Liability Company Agreement the minority interest was credited with the full net value of assets and liabilities less the $5,000,000 agreed-upon value of one-half of the Company shares contributed to KKLLC which are eliminated in consolidation. This resulted in an increase in the Company's net assets of $5,000,000. The preliminary estimate of the fair values of KKLLC's assets and liabilities was based on a June 3, 2002 independent appraisal of the land, buildings and fixtures and on management's estimates of other assets and liabilities. Management is arranging for current independent appraisals of values as of April 21, 2004. KKLLC's asset and liability values will be adjusted when the current appraisals are obtained.

NOTE 9: Acquisition of Viansa Winery

      On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC ("Viansa"). Pursuant to the Security and Purchase Agreement, the Company issued to Laurus
(i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing Note is converted into the Company's common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the "Laurus Notes").

      The Term Loan was issued on the Closing Date and monthly amortization payments of principal commence on November 1, 2005, subject to acceleration upon the occurrence of an Event of Default or termination of the Agreement. The Maturity Date of the Laurus Notes is July 7, 2008. The Monthly Amount to be paid to Laurus includes amortization payments of the aggregate principal amount of the Term Note, any accrued but unpaid interest on that portion of the principal plus any and all other unpaid amounts then owing under the Laurus Notes. Interest on the Laurus Notes began accruing on July 7, 2005 and monthly payments are payable at the end of each month, as described below.

      The Monthly Amount may be paid in cash or may be converted into shares of the Company's common stock. If paid in cash, the Company shall pay an amount equal to 103% of the Monthly Amount due and owing on that date. If the following conditions are met, the Company must pay the Monthly Amount in shares of its common stock: (i) the average closing price the Company's common stock for the five trading days immediately preceding the current Due Date is greater than or equal to 120% of the Fixed Conversion Price, which initially is $0.25 and is subject to adjustment for stock splits, reorganizations and other extraordinary events, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the period of 22 trading days immediately preceding such due date. The number of shares of the common stock to be so issued shall be the quotient of (i) the portion of the Monthly Amount converted into shares of common stock divided by (ii) the then applicable Fixed Conversion Price. The interest on the Laurus Notes accrues per annum at a Contract Rate equal to the "prime rate" published in The Wall Street Journal, plus two percent (2.0%). However, if the Company has registered the shares of the Common Stock underlying the conversion of the Laurus Notes, Warrants and Options, as described in the following paragraph, and the market price of the Company's Common Stock for the five trading days immediately preceding a Determination Date exceeds the then-applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by two percent. However, the Contract Rate shall not at any time be less than zero. Interest shall be (i) calculated on the basis of a 360-day year and (ii) payable monthly, in arrears, commencing on August 1, 2005 through and including the Maturity Date. Following the occurrence and during the continuance of an Event of Default, the Company is obligated to pay additional interest of 2% per month.

      To secure repayment of the Laurus Notes, the Company granted to Laurus a continuing security interest in and lien upon the following collateral: all of the Company's and the Company's subsidiary's property and assets, whether real or personal, tangible or intangible, other than the Company's 50% membership interest in KKLLC and the "current assets" of KKLLC until such time as the Laurus Notes are repaid in full. The security provisions in the Laurus Notes are cross-collateralized by a Guaranty Agreement entered into by the Company's subsidiaries and a Stock Pledge Agreement covering all capital stock of the Company's subsidiaries, as well. The Company and Viansa also entered into a Lien Subordination Agreement with Laurus and Gryphon. To induce Gryphon to enter into the Subordination Agreement, Mr. Shapiro transferred 3,000,000 of his personally held Company shares of common stock to Gryphon. The conversion price of the Gryphon Note and the exercise price of its 1,527,728 share Warrant were also reduced to $0.31 and $0.25, respectively. Pursuant to the Subordination Agreement, Laurus has a first-priority senior security interest. Gryphon subordinated all of its other security interests in the Company to Laurus, but the Company has agreed, with Laurus' consent, to grant Gryphon a "silent" second position security interest in all of the assets of Viansa and the Texas Property (see Other Information below), including a second-lien mortgage on all Viansa and Texas Property winery property, now owned or hereafter acquired.

NOTE 10: Commitments and Contingencies

      Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

                    Calendar year:               (In thousands)
            2005 (three months remaining)            $   153
                         2006                            600
                         2007                            368
                         2008                            303
                      Thereafter                         254
                                                     -------
                        Total                        $ 1,678
                                                     =======

      The Company contracts with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. The Company estimates that it has contracted to purchase approximately 950 to 1,400 tons of grapes per year over the next five years. While most of these contracts stipulate that prices will be determined by current market conditions at the time of purchase, several long-term contracts provide for minimum grape or bulk wine prices. Purchases under these contracts were $2,812,933 for the year ended December 31, 2004.

NOTE 11: Subsequent Events

      On October 11, 2005, the Company filed an amendment to its Current Report on Form 8-K/A, to include the financial statements of Viansa. The reports included the audited balance sheets and related statements of income and cash flows for Viansa Winery for the period ending February 29, 2005 and the unaudited balance sheets and related statements of income and cash flows for Viansa for the period ending May 31, 2005.

      The Company is currently delinquent on its monthly payments of interest on the Laurus Notes described in Note 5 above. Interest on the Laurus Notes began accruing on July 7, 2005 and monthly payments were scheduled to commence on August 1, 2005. The approximate aggregate amount of delinquent payments owed to Laurus, including interest and penalties, was $1,258,395 as of September 30, 2005.

NOTE 12: Going Concern

      As of September 30, 2005, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward Looking Statements

      From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission, including this Form 10-QSB, may contain statements which are not historical facts and are so called "forward looking statements" that involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "intends," "believes" and other similar terms as they relate to us or our management are intended to identify such forward looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to: (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for our wines; (ii) competition from numerous domestic and foreign wine producers which could affect our ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the cost and risks of borrowings associated with present and projected capital projects; (iv) the price and availability in the marketplace of grapes meeting our quality standards and other requirements; (v) the effect of weather, agricultural pests and disease and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by us; and (vi) regulatory changes which might restrict or hinder the sale and/or distribution of alcoholic beverages. Each of these factors, and other risks pertaining to us, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission.

Results of Operations

Comparison of Results for Nine Months and Three Months Ended September 30, 2005 to Nine Months and Three Months Ended September 30, 2004.

      Revenues. Revenues for the three-month period ended September 30, 2005, were approximately $4,982,000 compared to revenues of approximately $779,000 for the three months ended September 30, 2004, representing an increase of $4,203,000 or 540%. During the nine-month period ended September 30, 2005, we had revenues of approximately $5,972,000 compared to revenues of approximately $2,119,000 for the nine months ended September 30, 2004, representing an increase of $3,853,000 or 182%. In the first nine months of 2005, the majority of our revenue resulted from the acquisition of Viansa and its operations in the third quarter. In the first nine months of 2004, our revenue resulted from commissions and sales of products from the sales and marketing relationships we entered into with two wineries in July and August of 2003.

      Sales and marketing expenses. Sales and marketing expenses for the three-month period ended September 30, 2005, were approximately $1,403,000. Sales and marketing expenses for the three months ended September 30, 2004 were approximately $499,000. This is an increase of approximately $904,000 or 181%. Our sales and marketing expenses for the nine-month period ended September 30, 2005 were approximately $1,814,000 and $1,704,000 for the nine months ended September 30, 2004. This is an increase of approximately $110,000 or 6%. The increase year over year can be attributed to the acquisition of Viansa and all of its sales and marketing activities. Our sales and marketing expenses are a result of expenses associated with establishing, building, and funding our sales and marketing team which is the major direct expense related to producing our sales commissions. We anticipate our sales and marketing expenses to grow as we continue to establish and build a sales and marketing infrastructure to support the anticipated sales volume of both our own brands and our sales and marketing relationships.

      General and administrative. General and administrative expenses for the three-month period ended September 30, 2005 were approximately $3,542,000. Our general and administrative expenses were approximately $930,000 for the three-month period ended September 30, 2004. This is an increase of approximately $2,612,000 or 281%. General and administrative expenses for the nine-month period ended September 30, 2005 were approximately $5,286,000. Our general and administrative expenses were approximately $2,812,000 for the nine-month period ended September 30, 2004. This is an increase of approximately $2,474,000 or 88%. The increase in our general and administrative expenses for the three months and nine months ending September 30, 2005 compared to the previous year is largely attributable to the acquisition of Viansa and its related expenses. The continuing costs for the Company will be associated with establishing, building, and supporting our infrastructure and will include various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

      Stock compensation expense. During the nine-month period ended September 30, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to a lender, and to a vendor, in lieu of cash. Based upon the common stock trading price at the times of issuance, and FASB rules, we incurred non-cash expenses of approximately $2,742,100 for the three-month period ended September 30, 2005, compared to negative $79,775 for the three-month period ended September 30, 2004. Non-cash expenses for the nine months ended September 30, 2005 were $3,737,375 compared to $722,475 for the same nine-month period in 2004.

      Other income (expense), net. We had no interest income for the three-month or nine-month period ended September 30, 2005. For the three months ended September 30, 2004, we had no interest income. For the nine months ended September 30, 2004, we had interest income of approximately $12,000, representing interest from a loan to Kirkland Ranch. Interest expense for the three months ended September 30, 2005 was approximately $1,884,000, due to various notes payable and interest on outstanding payables. Interest expense for the three months ended September 30, 2004 was approximately $1,059,000 due to various notes payable. This represents an increase in interest expense of $825,000 or 78%. Interest expense for the nine months ended September 30, 2005 was approximately $3,754,000, due to various notes payable and interest on outstanding payables. Interest expense for the nine months ended September 30, 2004 was approximately $2,443,000 due to various notes payable. This represents an increase in interest expense of $1,311,000 or 54%. The primary reason for the increased interest expense is the Company's acquisition of Viansa Winery and its related financing agreements. For the three-month period ended September 30, 2005, we had a loss of approximately $1,500 on currency transactions. We had a currency transaction loss of approximately $1,200 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, we had a loss of approximately $7,800 on currency transactions. We had a currency transaction loss of approximately $22,400 for the nine months ended September 30, 2004. As a result, we had net other expense of approximately $2,281,000 for the three months ended September 30, 2005 and approximately $1,060,000 for the three months ended September 30, 2004, and net other expense of approximately $4,317,000 for the nine months ended September 30, 2005 and approximately $2,453,000 for the nine months ended September 30, 2004.

      Minority Interest. Minority interest in the consolidated loss was approximately $529,000 for three months ended September 30, 2005 and $1,466,000 for the nine months ended September 30, 2005. This minority interest was a result of KKLLC. Minority interest in the consolidated loss was approximately $15,000 for the three months ended September 30, 2004 and $472,000 for the nine months ended September 30, 2004. The increased loss at KKLLC can be attributed primarily to the restructuring of the sales and marketing department of the Company, whereas many of the sales regions have not had sales representation. As a result of diminishing activities at our Dominion Wines International, Ltd. subsidiary, an inactive, majority-owned subsidiary of the Company originally established to locate international grape sources and other wine business opportunities, and the fact that all losses for minority shareholders were fully absorbed in 2003, there was no minority interest generated by Dominion Wines International, Ltd. for the three- and nine-month periods ending September 30, 2004 and 2005.

      Net loss. As a result of the above, the net loss for the three-month period ended September 30, 2005 was approximately $7,193,060 as compared to a net loss of approximately $1,797,000 for the three-month period ended September 30, 2004. The net loss for the nine-month period ended September 30, 2005 was $11,056,882 as compared to a net loss of approximately $6,285,000 for the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

      Since inception, we have financed our operations through the sale of common stock, the issuance of promissory notes; convertible notes; and convertible, exchangeable debentures, many of these with detachable warrants.

      Cash used in operating activities for the nine months ended September 30, 2005, was approximately $15,600,000. The use of cash during the first nine months of 2005 was primarily to fund our operating loss and to increase inventories.

      Cash provided from financing activities for the nine months ended September 30, 2005, was approximately $9,469,000. The cash provided from financing activities during the nine months ended September 30, 2005 was primarily a result of the proceeds from notes issued during the period.

      Cash used in investing activities for the first nine months of 2005 was approximately $6,236,882, the majority of which is comprised of the acquisition of Viansa Winery.

      For the nine months ended September 30, 2005, we had positive net cash flow of approximately $111,000. We had a negative net cash flow of approximately $878,000 for the nine months ended September 30, 2004.

      The Company is in arrears with certain interest payments under the Laurus Notes. As of the date of this Quarterly Report, the Company owes Laurus $2,066,387, which represents two unpaid monthly interest payments plus default interest. Laurus has not formally declared an Event of Default.

      At September 30, 2005, we had a cash balance of approximately $191,000. There is no assurance that we will continue to achieve or to maintain positive cash flow. Additionally, we are in default on our short-term notes payable, aggregating $3,893,555 in principal, interest and penalties. As a result, we will be required to raise substantial amounts of cash during the next twelve months. There can be no assurance that we will be successful in our efforts and any failure to raise such funds, on terms and schedules and in amounts, acceptable to the Company, would have a material negative effect on our business and operations. However, the Company is currently in negotiations with several investors and has recently filled senior management positions in an effort to enhance the Company's performance through securing such funds and strengthening the Company's presence in the marketplace.

Other

      Inflation has not had a significant effect on our operations.

      The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

      We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures, concluded that such controls and procedures were not sufficient to ensure that information required to be disclosed in the future Form 10-QSBs would be disclosed on a timely basis. This conclusion is based on the fact that we have experienced delays in assembling the information necessary for filing recent Form 10-QSBs on a timely basis and, as such, have experienced delays in recent filings. As a result, we have determined that we must continue to take steps to improve our controls and procedures with the goal of rendering them sufficient to ensure that information required for future filings is available for disclosure on a timely basis.

(b)   Changes in internal controls

      During the three month period ended September 30, 2005, though we have begun to take steps to improve our existing controls and procedures, management still feels that more thorough evaluation and analysis is required before such controls and procedures are deemed sufficient to enable timely disclosure. Due to problems with past filings, we continue to implement additional procedures and controls. Steps are being taken to assure that these controls are in place and in October, 2005, we hired a new Chief Financial Officer to oversee our controls and procedures relating to our financial reporting obligations under the Securities Exchange Act of 1934. Though this is a crucial step in the process of assuring these controls and procedures are in place, we still are in the process of evaluating such controls and procedures and have determined that additional steps are required before rendering them sufficient. We have continued to implement uniform accounting systems, controls and procedures at certain of our subsidiaries and believe that we are making progress toward have sufficient controls and procedures in place. Notwithstanding the foregoing, should our continuing improvements to our controls and procedures not prove sufficient, we could experience additional delays in making timely disclosures as required under the Securities Exchange Act of 1934.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, styled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. Plaintiffs have requested that the Court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224.276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the Court deems just and proper. The Company believes that it has meritorious defenses to the motion and intends to defend its position vigorously.

      Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In July 2005, the Company issued a total of 7,690,476 shares of restricted common stock to three of its employees based on each of the employees' individual employment agreement.

      Additionally, in September, 2005, the Company entered into an agreement with its newly appointed Chief Operating Officer and Chief Financial Officer, Lynn Fetterman, granting him 7,500,000 shares of the Company's restricted Common Stock and five-year warrants for the purchase of up to 3,750,000 shares of the Company's restricted Common Stock at an exercise price of $0.023 per share. The warrants vest one quarter after grant. The Company also agreed to three additional grants of warrants to Mr. Fetterman on a quarterly basis on the same terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to vote of the security holders during the third quarter of 2005.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      31.1  Certification of Chief Financial Officer.

      31.2  Certification of Chief Executive Officer.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005                             360 Global Wine Company
                                                     ---------------------------
                                                            (Registrant)


                                                     By: /s/ Joel Shapiro
                                                     ---------------------------
                                                         Joel Shapiro
                                                         Chief Executive Officer

Dated: November 21, 2005                             By: /s/ Lynn Fetterman
                                                     ---------------------------
                                                         Lynn Fetterman
                                                         Chief Financial Officer