Form 10KSB
period 2005-12-31
360 GLOBAL WINE CO
filed 2006-03-31
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-50092

360 GLOBAL WINE COMPANY
(Name of Small Business Issuer in Its Charter)

NEVADA	93-0231440
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

One Kirkland Ranch Road
Napa, CA	94558
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (707) 254-9100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year: $12,649,028

Aggregate market value of the 266,477 shares, on a post-split basis, of voting stock held by non-affiliates of the Issuer based upon the closing bid price of such stock as of December 30, 2005: $1,079,110

Number of shares of Common Stock outstanding at December 31, 2005: 670,583 on an adjusted, post-split basis

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

TABLE OF CONTENTS
Page
PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	16
Item 6.	Management's Discussion and Analysis or Plan of Operation	17
Item 7.	Financial Statements	31
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial
	Disclosure	55
Item 8A.	Controls and Procedures	55
Item 8B.	Other Information	56

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	57
Item 10.	Executive Compensation	59
Item 11.	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	61
Item 12.	Certain Relationships and Related Transactions	62
Item 13.	Exhibits	62
Item 14.	Principal Accountants Fees and Services	68

Signatures		66

PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking statements about 360 Global Wine Company ("we," "us" "360" or the “Company”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including risks and uncertainties specific to our Company, our industry, and changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person can assume responsibility for the accuracy and completeness of such statements.

All forward-looking statements included in this Report on Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, beyond those obligations required by law.

Important factors that may cause actual results to differ from expectations include those discussed in "Factors Affecting Future Operating Results" beginning on page 26 in this document. We were incorporated under the laws of the State of Nevada on October 8, 2002. Our principal executive offices are located at One Kirkland Ranch Road, Napa California and our telephone number at that location is (707) 254-9100.

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Corporate History

360 Global Wine Company (the “Company”) is a small, diversified marketer of beverage alcohol brands in the wine category. The Company believes that there is an abundance of small and mid-sized wineries which lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. The Company believes that by adopting and applying consumer beverage marketing principles within the wine industry, it can further enhance operating results, creating a competitive advantage amongst small and mid-sized wineries.

The Company is a Nevada corporation, incorporated on October 8, 2002. The Company and its subsidiaries have approximately 165 employees in the United States and the corporate headquarters are located in Napa, California.

The Company has grown predominantly through acquisitions. The Company has recently integrated two major acquisitions that have broadened its portfolio and increased its market share, net sales, and operating income. Through these acquisitions, the Company believes that it has become more competitive by: diversifying its product offering; developing strong market positions in the wine category; strengthening its relationships with wholesalers and retailers; expanding its distribution and enhancing its production capabilities; and acquiring additional management, operational, marketing, and research and development expertise.

In January, 2006 the Company acquired beneficial ownership of certain shares of common stock of First Montauk Financial Corporation, which gives the Company beneficial ownership of approximately 18.7% of First Montauk’s common stock.

In July, 2005, the Company purchased Viansa Winery, a California limited partnership, and La Fontana di Viansa, LLC, a California limited liability company, and thereby acquired Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective at the close of business on July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC. Viansa currently produces over 50,000 cases of wine annually, with a selection that includes 12 different Italian varietals and 11 California varietals. Currently, Viansa sells its wine directly to the consumer. Viansa is a major competitor in the Direct to Consumer lifestyle business, and engages in the catalog, e-commerce and wine club business, primarily building its database through customer purchases at its winery and via its website.

In June, 2005, the Company purchased 136.58 acres of land in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington Inc. The property, located in the heart of Texas wine country near the LBJ resort communities of Horseshoe Bay and Marble Falls, currently includes approximately 30,000 square feet of office, warehouse, and mixed-use space. The property recently appraised for approximately $6,000,000 and includes approximately $9,000,000 of finished and unfinished granite products.

In April, 2004, the Company acquired 50% of Kirkland Knightsbridge, LLC, a California limited liability company ("KKLLC"), pursuant to a Capital Stock Contribution Agreement, by and among Kirkland Ranch, LLC, a California limited liability company, KKLLC, the Company, and Mr. Larry Kirkland.

In August, 2003, we completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000. Following the reverse acquisition, we changed the name of Tech-net Communications, Inc. to “Knightsbridge Fine Wines, Inc.” Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company. 360 Global Wine Company is now the parent company to our operating subsidiaries.

For more information about these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-KSB.

Subsidiaries

The following table highlights the subsidiaries currently held within the consolidated results described in this Annual Report n Form 10-KSB.

Name of Subsidiary	Percent Owned
360 Global Wine Company (parent)	100%
360 Viansa LLC	100%
Dominion Wines International Ltd.	56%
KFWBA Acquisition Corporation	100%
KKLLC	50%
Knightsbridge Torrique	100%

Summary Financials

		Summary Results of Operations (Inception - 2005)
		(in thousands, except share and per share data)

		2002	2003	2004	2005
Subsidiary:
360 Global Wine Company	100%	$-	$670	$941	$512
Bodegas Y Viñedos Anguinan			20	-	-
Dominion Wines, Ltd.	56%	-	-	-	-
KFWBA Acquisition Corp	100%	-	-	-	-
KKLLC	50%	-	-	1,927	2,550
Knightsbridge Torrique	100%	-	-	-	-
Viansa	100%	-	-	-	9,587
Consolidated Revenues, Net		-	690	2,868	12,649
-
Cost of goods sold		-	187	2,558	9,017
Sales & marketing expense		-	1,130	1,890	3,756
General & administrative expense		35	1,020	4,208	5,734
Stock compensation expense		-	2,974	1,939	3,737
Loss on divestment of subsidiary		-	-	2,621	-
Total expense		35	5,311	13,216	22,244

Loss from operations		(35)	(4,622)	(10,348)	(9,595)

Interest and other income (expense)		(2)	(434)	(3,733)	(9,310)
Minority interest in consolidated loss			14	880	2,723

Net loss		(37)	(5,041)	(13,201)	(16,182)

Net loss per share:
Basic and diluted		$(0.31)	$(30.98)	$(53.26)	$(56.53)

Weighted average shares outstanding:
Basic and diluted		118,034	162,737	247,873	286,261

Reverse Stock Split

During October, 2005, the Board of Directors of the Company approved a 1-for-150 reverse stock split of the Company’s common stock, subject to the approval of the holders of a majority of the Company's common stock, which split became effective on February 28, 2006. The reverse split provided for the conversion of each 150 shares of common stock into one share of common stock, rounded up to the nearest whole share. Further, for those stockholders who, solely as a result of the reverse split, would own less than 100 shares of common stock, the holdings of such stockholders were rounded up to a round lot of 100 shares.  Share and per share amounts have been retroactively restated to give effect to the reverse stock split.

Stock Symbol Change

In conjunction with the February 28, 2006, reverse stock split, the Company stopped trading under the symbol “TGWC”, and began trading under the symbol “TSIX” on the OTC Bulletin Board.

Issuance of “Preferred Stock”

During October, 2005, the Board of Directors of the Company approved the creation of a “Preferred” Class of stock and authorizing the issuance of 50,000,000 shares with a par value of $0.001, subject to the approval of the holders of a majority of the Company's common stock, which class of Preferred Stock became fully authorized in February, 2006.

Business Segments

The Company does not segment its business internally beyond the reporting of consolidated and subsidiary financial performance.

Growth Strategy

The Company strategy is to grow through a combination of internal initiatives and acquisitions.

Internal Growth Initiatives

The Company’s internal growth will be driven by leveraging the Company’s existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the wine industry.

We intend to internally increase sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace, thereby reducing average sales cost per product and increasing product variety to our client base. We believe that by increasing our ability to provide an ever-growing inventory of brands and products, we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth.

Tuscan Club

The Company currently maintains a private membership club of approximately 15,000 individuals with an interest in having access to exclusive wine and food products, receiving advance notice of new releases, receiving additional special member discounts, and enjoying reserve wine tastings and exclusive social events.

Launch of Cucina Viansa Brand

We are currently in planning stages for the launch of a new wine brand, Cucina Viansa. The brand will consist of a line of mid-priced wines, including: Cabernet Sauvignon, Chardonnay, Merlot, Pinot Grigio and Sangiovese; with targeted sales of approximately 100,000 cases in 2006.

Promotion for the new brand will be focused on food and wine pairings, complementing the existing Cucina Viansa food line. As part of our integrated growth strategy to increase Tuscan Club membership and revenue from our on-site winery tasting room, we plan to use the wine club business and visitor e-mail list to promote awareness of Cucina Viansa as a nationally-distributed brand.

The initial rollout of the brand in a select number of key markets is currently scheduled for the spring of 2006.

Kirkland Sales and Marketing Agreement

On June 1, 2003, we entered into a sales and marketing agreement with Kirkland Ranch Winery, a company based in Napa Valley, to represent their products on an exclusive commission basis through our sales and marketing group. This agreement has been replaced by the current joint venture between the Company and Kirkland.

Gutsverwaltung Niederhausen Schlossbockenheim Sales and Marketing Agreement

In February, 2004, the Company entered into a sales and marketing agreement with Gutsverwaltung Niederhausen Schlossbockenheim, a German winery ("Gutsverwaltung"). Gutsverwaltung produces and sells certain wines under the name Gutsverwaltung Niederhausen-Schlossboeckelheim. Pursuant to the agreement, we have the exclusive right to sell Gutsverwaltung's wines in North America, Asia, and duty free shops. The agreement expired on December 31, 2004, but automatically renews for successive one-year terms.

In addition to the Company’s internal growth initiatives, the Company is continually looking for ways to enhance shareholder value. In the past, and potentially in the future, the Company has sought out merger and acquisition opportunities which conglomerate the Company’s overall portfolio of businesses, and, may from time to time, act as offsetting hedges for the seasonality or other industry-specific performance characteristics of the Company’s winemaking business.

External Growth Initiatives

The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio, which we can introduce into our sales and marketing channels, which in turn, should provide wider public awareness and a greater level of sales.

First Montauk Financial Corporation

In January, 2006, the Company announced that it acquired beneficial ownership of certain shares of common stock of First Montauk Financial Corp. which would give the Company beneficial ownership of approximately 18.7% of First Montauk's common stock.

On January 13, 2006, the Company entered into a stock purchase agreement with BMAC Corp. and the stockholders of BMAC to purchase all of the outstanding capital stock of BMAC. At the closing of the BMAC transaction, which is expected to occur no later than April 15, 2006, 360 Global Wine Company will become the beneficial owner of 837,643 shares of common stock of First Montauk that BMAC will own at the closing. As consideration, the Company agreed to pay the BMAC stockholders an aggregate purchase price of approximately $1.46 million in shares of the company's common stock. At the same time, the Company also entered into separate stock purchase agreements with certain other stockholders of First Montauk, which stockholders have agreed to sell to the Company an aggregate of 2,148,545 shares of First Montauk common stock for an aggregate purchase price of approximately $3.76 million, which also will be payable in shares of 360 Global Wine Company's common stock. The closings of these additional acquisitions with the First Montauk stockholders are expected to occur on the same date as the closing of the BMAC acquisition.

Viansa Winery & Marketplace

In July, 2005, the Company completed its purchase of Viansa Winery, a California limited partnership, and La Fontana di Viansa, LLC, a California limited liability company, and thereby acquired Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective at the close of business on July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC. Viansa currently produces over 50,000 cases annually, with a selection that includes 12 different Italian varietals and 11 California varietals. Currently, Viansa sells its wine directly to the consumer. Viansa is a major competitor in the Direct to Consumer lifestyle business, and engages in the catalog, e-commerce and wine club business, primarily building its database through customer purchases at its winery and via its website. The Company's strategy is to continue to expand its wine producing capacity of estate-bottled products and to expand its domestic and international sales and growth prospects of those goods through potential strategic alliances.

Acquisition of 136.58 acres of land in Burnet, Texas

In June, 2005 we purchased 136.58 acres of land in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington, Inc. The property, located in the heart of Texas wine country near the LBJ resort communities of Horseshoe Bay and Marble Falls, currently includes approximately 130,000 square feet of office, warehouse and mixed-use space. This includes one granite and block office building, five warehouse-style buildings and several smaller mixed-use buildings. The property was recently appraised for approximately $6,000,000.

The acquisition also includes approximately $9,000,000 of finished and unfinished granite products. We are investigating improving the property by developing a commercial winery and vineyard in combination with a future residential development. A portion of this development will be funded from the proceeds of the sale of finished and unfinished granite product. The total purchase price for the property was $12,500,000; $2,500,000 of which was paid in cash at the closing and $10,000,000 of which was given in the form of a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. Interest on the Wynthrop Barrington Term Note is 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. The Wynthrop Barrington Term Note may be converted into shares of common stock. The number of such shares to be issued shall be the number determined by dividing (i) the portion of the amount to be converted by (ii) the then applicable fixed conversion price, which initially is $0.33 and is subject to adjustment for stock splits, reorganizations and other extraordinary events. We agreed to register all of the shares of common stock underlying the Wynthrop Barrington Term Note. We may prepay the Wynthrop Barrington Term Note under the same terms and conditions as set forth above for the Laurus Secured Convertible Term Note.

On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company, and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC.

Pursuant to the Security and Purchase Agreement, the Company issued to Laurus: (i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing Note is converted into the Company's common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the "Laurus Notes").

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

Divestiture of Bodegas Y Viñedos Anguinan S.A.

In December, 2004, we entered into an agreement to divest ourselves of our ownership interest in Bodegas Y Viñedos Anguinan S.A, an Argentine wine company in which we acquired an interest in November 2003. Pursuant to the Termination, Settlement & Release of Claims Agreement signed by us, our wholly owned subsidiary, KFWBA Acquisition Corp., and Bodegas and its former principals, both parties agreed to return any equity in the other party and to terminate any further obligations between them, including, but not limited to the put options we granted as part of the acquisition and any employment agreements between us and the principals of Bodegas.

Acquisition of Kirkland Knightsbridge, LLC

In April, 2004, the Company acquired 50% of Kirkland Knightsbridge, LLC, a California limited liability company, pursuant to a Capital Stock Contribution Agreement, by and among Kirkland Ranch, LLC, a California limited liability company, KKLLC, the Company and Mr. Larry Kirkland. Pursuant to the joint venture agreements, Kirkland Ranch contributed all of its assets and certain of its liabilities to the joint venture subsidiary, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. KKLLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, 69 acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, we entered into an exclusive distribution and marketing agreement with KKLLC to sell wine and wine-related products under our labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, KKLLC will serve as the exclusive bottler of our products in California.

Acquisition of Dominion Wines International

In February, 2003, we acquired a majority ownership interest in Dominion Wines International, an international sales and distributor of Australian-sourced wines sold under several Company-owned brands. We purchased 56% of Dominion's issued and outstanding shares in exchange for 46,032 shares (on an adjusted basis) of our common stock. In addition to the shares, we also received all rights and properties owned, possessed or controlled by Dominion, tangible or intangible, of every kind and description, including all assets used by Dominion in connection with its business and operations as a going concern. Dominion, while still the holder of several pieces of intellectual property, is predominantly inactive at the current time and the Company has no current plans to market product under this brand.

Marketing and Distribution

Industry Background

The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; “jug” wines that retail for less than $3 per 750 ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. We produce and sell only premium table wines.

The premium category is generally divided by the trade into four segments: popular-premium ($3-$7 per 750ml); super-premium ($7-$14 per 750 ml); ultra-premium ($14-$25 per 750 ml); and luxury (over $25 per 750 ml). We sell wines in each segment of the premium table wine market.

Products

Current Products

As of the date of this filing, we currently market and distribute a variety of red and white wines produced by Viansa and KKLLC labels under the following labels by the following parties:

Wine/Label	Producer	Ownership of Label
Kirkland Ranch Estate Wines	KKLLC	KKLLC(1)
Viansa Winery	Viansa	Viansa (2)

(1)	Pursuant to the Capital Stock Contribution Agreement, in connection with the formation of our joint venture subsidiary KKLLC, we have a 50% ownership interest in this label.
(2)	Viansa is our wholly owned subsidiary.

Future Products

As a result of our acquisition of Viansa and the property in Texas, we plan to begin independently producing and distributing our own wines in the future. We anticipate that the initial series of 360 Global owned and/or produced wines will include the following:

Wine/Label	Producer	Ownership of Label
Britto Collection	Kirkland Knightsbridge, LLC	360 Global
New Product Launches from Viansa	Viansa Winery	360 Viansa, LLC

Trademarks

360 Global Wine Company
Albanero
Augusto
Athena
Cal-Ital
Frescolina
Imbianco
Jaimeson Canyon
Musecco
Ossidiana
Pacomio
Piccolo Toscano
Prindelo
Santerra
Soscal Ridge
Tavola Di Viansa
Thalia
Tuscan Club
Viansa

Customers

360 Global Wine Company customers are predominantly retail consumers. We market to these customers through our retail locations (wineries and shops), through catalogues, e-commerce, wine clubs, and distributors.

Distribution Agreements

Prior to acquiring KKLLC, we marketed and distributed wines produced by third parties under such parties' labels. However, with the acquisition, we entered into an exclusive agreement with KKLLC to sell wine and wine-related products under the Kirkland Ranch label. Additionally, under a separate bottling agreement, KKLLC agreed to serve as the exclusive bottler of our products in California. We sell our wines through direct sales, independent distributors, our own customer list, and directly from the winery in limited quantities.

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

Independent distributors market our wines throughout the United States, including the District of Columbia.

Through our wholly owned subsidiary's purchase of Viansa Winery & Italian Marketplace, we are able to sell any wines produced by or for Viansa through the Viansa sales channels.

Geographic data

The Company currently operates predominantly within the United States.

Competition

The premium segment of the wine industry is intensely competitive. Our competitors produce table, premium and other wines in the United States.

Our domestic competitors in the popular-premium and super-premium segments include Beringer Blass Wine Estates (Beringer, Meridian), Brown-Forman (Fetzer), Constellation Brands (Estancia, Talus, Vendange, Nathanson Creek), Diageo (Beaulieu Vineyards), Kendall-Jackson and the Wine Group (Glen Ellen).

Our higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners that produce premium wines. In recent years some very large producers of primarily generic wines have introduced varietal wines in the growing premium wine market. Our wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by our independent distributors, all of which also carry other wine or beverage brands. Many of our domestic and international competitors have significantly greater resources, and as a result, there can be no assurance that we will be able to successfully compete with these competitors or that we will not face greater competition from other wineries and beverage manufacturers.

At present, we do not have a single main competitor. Rather, we compete with different companies in different wine categories. In addition, we compete with various beverage companies for shelf space in retail stores that carry wine or other beverage brands. We have a relatively small competitor position within the industry, but we believe that as we execute upon our business strategy, our relative position within the industry should rise.

Production

In the United States, the Company operates 2 wineries where wine is produced from many varieties of grapes grown principally in the Napa and Sonoma regions of California. Grapes are crushed at most of the Company’s wineries and stored as wine until packaged for sale under the Company’s brand names. In the United States, the Company’s inventories of wine are usually at their highest levels in September through November, during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

The Company has two facilities for the production and bottling of its wine products, which are located in Napa and Sonoma, California, respectively.

Sources and Availability of Production Materials

The principal components in the production of the Company’s branded beverage alcohol products are agricultural products, such as grapes, and packaging materials (primarily glass).

Historically, most of the Company’s annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the United States. The Company currently believes that it does not have adequate sources of grape supplies to meet its sales expectations, and is actively seeking additional sources of high quality grape harvests. In the event that demand for certain wine products exceed expectations, the Company would seek to source the extra requirements from the bulk wine markets, but could experience shortages.

The Company receives grapes from approximately 20 independent growers in the United States. The Company enters into written purchase agreements with a majority of these growers and pricing generally varies year-to-year based on then-current market prices.

At December 31, 2005, the Company owned or leased approximately 350 acres of land and vineyards, either fully bearing or under development, in California (U.S.), and Texas (U.S.). Most of this acreage is used to supply a large portion of the grapes used for the production of the Company’s super-premium and fine wines. The Company continues to consider the purchase or lease of additional vineyards, and additional land for vineyard plantings, to supplement its grape supply.

The Company utilizes glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of the Company’s cost of product sold. In the United States, the glass bottle industry is highly concentrated with only a small number of producers. The Company has traditionally obtained, and continues to obtain, its glass requirements from a limited number of producers. Currently, substantially all of the Company’s glass container requirements for its United States operations are supplied by one producer. The Company has not experienced difficulty in satisfying its requirements with respect to any of the foregoing and considers its sources of supply to be adequate. However, the inability of any of the Company’s glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

Government Regulation

The Company is subject to a range of regulations in the countries in which it operates. Where it produces products, the Company is subject to environmental laws and regulations and may be required to obtain permits and licenses to operate its facilities. Where it markets and sells products, it may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

The Company believes it is in compliance in all material respects with all applicable governmental laws and regulations in the countries in which it operates. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on its financial condition, results of operations or cash flows.

Seasonality

The beverage alcohol industry is subject to seasonality. As a result, the Company’s wine sales are typically highest during the fourth quarter of its fiscal year, primarily due to seasonal holiday buying.

Company Information

The Company was incorporated in the State of Nevada on October 8, 2002, with a vision and objective to establish and build a diversified international wine company. The Company believes that there existed an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength, creating an opportunity to consolidate and build an efficient operation that could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. The Company further believes that by adopting and applying consumer beverage marketing principles within the wine industry, it could further enhance operating results beyond what was currently achieved by many small and mid-sized wineries creating a comparative advantage for the Company.

On August 1, 2003, the Company completed a reverse acquisition of Tech-Net Communications, Inc., a Nevada corporation that was incorporated on May 15, 2000. Following the reverse acquisition, the Company changed the name of Tech-Net Communications, Inc., to “Knightsbridge Fine Wines, Inc.” Effective February 15, 2005, the Company changed its name from Knightsbridge Fine Wines, Inc., to “360 Global Wine Company.” Although Tech-Net was the “legal acquirer,” the share exchange was treated as a recapitalization of the Company, such that the Company is the continuing entity for financial reporting purposes. The financial statements have been prepared as if the Company had always been the reporting company, and, on the share exchange dates, had changed its name and reorganized its capital stock.

Employees

At December 31, 2005, the Company had 3 full-time employees based throughout the United States. Our 100% wholly-owned subsidiaries employed an additional 86 full-time employees, with our joint venture employing a further 20 full-time employees. We employ additional workers on a temporary or part-time basis as required by the business.

None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

Cash and Liquidity

At December 31, 2005, we had a cash balance of $131,332. The Company has not historically achieved positive cash flow from operations, nor do we anticipate doing so in the immediate future. There is no assurance that we will ever achieve positive cash flow.

Additionally, we are in default on our short-term notes payable, aggregating approximately $1,869,000 in principal, interest, and penalties. An order for Summary Judgment has been granted in favor of plaintiffs with respect to $583,000 in principal of the notes payable discussed above, plus interest from October 1, 2005. The holders of these notes - Gryphon and Laurus - currently have the right to call these notes due, assess liquidated damages, and hold a lien on the Company’s property and assets, to which they may take immediate possession. As a result, we will be required to raise substantial amounts of cash during 2006. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

Additionally, we are in default on our $20 million note payable with Metropolitan Life, secured by the KKLLC property. At the initiation of the note the Company prepaid 2 ½ years interest, with interest payments to resume October 31, 2005. The default rate on this note is 18% on the entire note. As of the date of this filing, the default amount totals $1,300,000 in interest and penalties.

Our auditors have expressed substantial doubt about our ability to continue as a going concern because our business has been funded largely through the sale of our securities and, as a result, the growth and success of our business depend upon obtaining future financings, without which we will not have the necessary capital spending and working capital funds to continue our business.

Litigation

The Company is currently involved in several legal proceedings, which are outlined in greater detail in “Item 3. Legal Proceedings” below.

ITEM 2. PROPERTIES.

United States

For the fiscal year ended December 31, 2005, our U. S. corporate office was located in Napa, California. In addition, the Company operates wineries, including warehousing and distribution facilities, in Napa and Sonoma, California, and has recently acquired property for development in Burnet, Texas. The Company also operates a satellite office in Greenwich, CT.

Other

The Company owns a partial interest in Dominion Wines International, Ltd., located in Melbourne, Australia.

ITEM 3. LEGAL PROCEEDINGS.

Andy Warhol Foundation

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts to market an international collection of wines. Under the terms of the agreement it would have expired on December 31, 200.We planned to launch this artist series during the second half of 2006. Under the agreement, we were granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with our wine products. Specifically, we are entitled to use artwork and quotations created by Andy Warhol on our wine labels; use of such artwork and quotations must be pre-approved on a case by case basis by the Andy Warhol Foundation. Pursuant to the terms of the agreement, we are obligated to pay four percent (4%) of all net sales of the wine including Andy Warhol's artwork or quotes that we sell to the Andy Warhol Foundation. We are also required to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003, which has been paid; $45,000 on December 15, 2005; $135,000 on December 15, 2005; and $180,000 on December 15, 2006. A portion of the proceeds from the sale of these art-inspired releases will benefit the Andy Warhol Foundation and its mission, fostering innovative artistic expression and advancing the visual arts through support of cultural organizations. The Company terminated this agreement in October, 2005, prior to the launch of any product.

In March of 2006, the Andy Warhol Foundation sued the Company for monies owed under the original contract. The Company is in discussions with the Foundation to resolve this issue.

Wall Street Communications

On December 16, 2005, Wall Street Communications Group, Inc. received a $1.425 million judgment against 360 Global Wine Company in connection with its allegation that the Company breached its obligation to pay Wall Street Communications Group Inc. a finder's fee on the financing effected last year with Laurus Master Fund, Ltd.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund to the Company. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee.

Wall Street Communications Group Inc. thereupon sued the Company in District Court in Boulder, Colorado and obtained a default judgment against the Company last December requiring it to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master Fund. The court also ordered the Company to issue to Wall Street Communications Group Inc. under the Finder's Fee and Non-Circumvention Agreement a five-year option to purchase 1,250,000 shares of the Company's common stock at $.31 per share, a second option to purchase 824,621 shares of the Company's common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund.

The Company has filed motions to: (1) have the default judgment set aside promptly, as the Company had no knowledge of the reported lawsuit until plaintiff's press release; and (2) stay collection until the Company has had an opportunity to respond to the allegations.  As of the date of this Annual Report, the court has taken under submission the Company's first motion and has granted the Company's second motion.

The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of last year's Viansa acquisition and intends to litigate these claims vigorously.

Guy Buffet

On July 9, 2003, we entered into a license agreement with Guy Buffet to market an international collection of wines that blends Mr. Buffet's artistic talent with the winemaking talent of 360 Global’s winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, initially featured California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc, and Shiraz from Australia. In addition, we secured the right to use Guy Buffet’s name, portrait, or picture in advertising and other promotional materials associated with the sale of products licensed under the agreement. The agreement was originally set to expire on July 8, 2006, but the Company cancelled this agreement at the end of 2005. In a suit filedinSeptember, 2005, in the State of California, Mr. Buffet sued the Company for the balance of the fees specified in the original contract. We are currently negotiating a settlement with the plaintiff and management does not believe that this will have a material adverse impact on the Company.

Jon Sebastiani

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Funds

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, styled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. Plaintiffs have requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005.

The Company has reached a settlement agreement with the Plaintiffs, which: (1) recognizes the principal amounts due to the plaintiffs, (2) provided an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees, (3) allows for the inclusion of 10% simple interest, and (4) executes and promises a monthly payment of $100,000 until such time as the debt has been satisfied.

Shareholder

Management has been informed that a former shareholder of the Company intends to file a suit against the Company in the State of New York. Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholder for non-payment. Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

Kirkland Knightsbridge LLC

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC. 360 Global Wine Company has taken the position that the financing statement was properly authorized by KKLLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, we are cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In October, 2005, the Board of Directors submitted by Action by Written Consent of the Stockholders of 360 Global Wine Company (“Written Consent”) the approval of the Company’s 1-for-150 reverse stock split and the creation of a new class of “Preferred” stock allowing for the issuance of 50,000,000 shares with a par value of $0.001. Both matters were approved and became effective on February 28, 2006.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 the common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

The following table sets forth the quarterly high and low bid prices, as reported by MarketWatch Communications, for our common stock, adjusted for the reverse split, which was effective as of February 28, 2006, and since the share exchange and reverse acquisition between Tech-Net Communications, Inc. and us on August 1, 2003. The prices set forth below represent interdealer quotations, without retail markup, markdown, or commission, and may not be reflective of actual transactions.

	High	Low

Fiscal Year 2004
First Quarter	$435.00	$253.50
Second Quarter	$379.50	$124.50
Third Quarter	$192.00	$69.00
Fourth Quarter	$145.50	$40.50
Fiscal Year 2005
First Quarter	$91.50	$37.50
Second Quarter	$91.50	$30.00
Third Quarter	$51.00	$9.00
Fourth Quarter	$9.00	$3.75

On March 30, 2006, the closing bid price for our common stock was $7.50 per share. At March 30, 2006, there were approximately 71 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Capitalization

Summary Capitalization Table

	Summary Statement of Shareholders' Equity (Inception - 2005)
	Number of Shares (adjusted for 150-to-1 Reverse Split)

	Preferred	Common Stock
	Stock	Registered	Warrants	Unregistered	Total
Fiscal 2002:
Shares issued, net of cancel	-	118,033	667	-	118,700
Balance 12-31-02	-	118,033	667	-	118,700
Fiscal 2003:
Shares issued, net of cancel	-	-	16,452	92,422	108,874
Balance 12-31-03	-	118,033	17,119	92,422	227,574
Fiscal 2004:
Shares issued, net of cancel	-	-	29,922	70,034	99,951
Balance 12-31-04	-	118,033	47,041	162,456	327,529
Fiscal 2005:
Shares issued, net of cancel	-	-	222,667	120,387	343,054
Balance 12-31-05	-	118,033	269,708	282,841	670,583
Fiscal 2006 (through March 30):
Shares issued, net of cancel	-	-	-	3,702,634	3,702,634
Shares authorized, not issued		-		3,107,143	3,107,143
Balance 3-30-06	-	118,033	269,708	6,809,777	7,480,360

Deferred Financing Costs

$895,000 is the balance of the remaining deferred financing costs. These cost consist of cash and warrant payments made to individuals and companies which assisted the Company in obtaining financing. This represents the remaining balance on finder’s fees for the monies obtained from Gryphon Master Fund in 2003 and 2004. These deferred financing costs are being amortized over the life of these notes, that life being three (3) years ending in 2007.Securities Authorized for Issuance under Equity Compensation Plans

While the Company has not adopted, nor have the Stockholders of the Company approved, an employee stock option program; the Company does provide for equity-based compensation in the form of warrants and grants of unregistered stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

Acquisitions in Fiscal 2005 and Fiscal 2004 and Equity Method Investment

Acquisition of BMAC

On January 13, 2006, the Company entered into a stock purchase agreement with BMAC Corp. and the stockholders of BMAC to purchase all of the outstanding capital stock of BMAC. At the closing of the BMAC transaction, which is expected to occur no later than April 15, 2006, 360 Global Wine Company will become the beneficial owner of 837,643 shares of common stock of First Montauk that BMAC will own at the closing. As consideration, the Company agreed to pay the BMAC stockholders an aggregate purchase price of approximately $1.46 million in shares of the Company's common stock. At the same time, the Company also entered into separate stock purchase agreements with certain other stockholders of First Montauk, which stockholders have agreed to sell to the Company an aggregate of 2,148,545 shares of First Montauk common stock for an aggregate purchase price of approximately $3.76 million, which also will be payable in shares of the Company's common stock. The closings of these additional acquisitions with the First Montauk stockholders are expected to occur on the same date as the closing of the BMAC acquisition.

Acquisition of Viansa

On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company, and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC.

Pursuant to the Security and Purchase Agreement, the Company issued to Laurus: (i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing Note is converted into the Company's common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the "Laurus Notes").

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

To secure repayment of the Laurus Notes, the Company granted to Laurus a continuing security interest in and lien upon the following collateral: all of the Company's and the Company's subsidiary's property and assets, whether real or personal, tangible or intangible, other than the Company's 50% membership interest in KKLLC and the "current assets" of KKLLC until such time as the Laurus Notes are repaid in full. The security provisions in the Laurus Notes are cross-collateralized by a Guaranty Agreement entered into by the Company's subsidiaries and a Stock Pledge Agreement covering all capital stock of the Company's subsidiaries, as well. The Company and Viansa also entered into a Lien Subordination Agreement with Laurus and Gryphon. To induce Gryphon to enter into the Subordination Agreement, Mr. Shapiro transferred 20,000 of his personally held Company shares (on an adjusted basis) of common stock to Gryphon. The conversion price of the Gryphon Note and the exercise price of its 10,185 share Warrant (on an adjusted basis) were also reduced to $46.50 and $37.50, respectively (on an adjusted basis). Pursuant to the Subordination Agreement, Laurus has a first-priority senior security interest. Gryphon subordinated all of its other security interests in the Company to Laurus, but the Company has agreed, with Laurus' consent, to grant Gryphon a "silent" second position security interest in all of the assets of Viansa and the Texas Property (see Other Information below), including a second-lien mortgage on all Viansa and Texas Property winery property, now owned or hereafter acquired.

Acquisition of 136.58 acres of land in Burnet, Texas

In June, 2005 we purchased 136.58 acres of land in Burnet, Texas from Charles Trios, Trustee for Wynthrop Barrington, Inc. The property, located in the heart of Texas wine country near the LBJ resort communities of Horseshoe Bay and Marble Falls, currently includes approximately 130,000 square feet of office, warehouse and mixed-use space. This includes one granite and block office building, five warehouse-style buildings and several smaller mixed-use buildings. The property recently appraised for approximately $6 million.

The acquisition also includes approximately $9 million of finished and unfinished granite products. We are investigating improving the property by developing a commercial winery and vineyard in combination with a future residential development. A portion of this development will be funded from the proceeds of the sale of finished and unfinished granite product. The total purchase price for the property was $12.5 million; $2.5 million of which was paid in cash at the closing and $10 million of which was given in the form of a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. Interest on the Wynthrop Barrington Term Note is 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. The Wynthrop Barrington Term Note may be converted into shares of common stock. The number of such shares to be issued shall be the number determined by dividing (i) the portion of the amount to be converted by (ii) the then applicable fixed conversion price, which initially is $0.33 and is subject to adjustment for stock splits, reorganizations and other extraordinary events. We agreed to register all of the shares of common stock underlying the Wynthrop Barrington Term Note. We may prepay the Wynthrop Barrington Term Note under the same terms and conditions as set forth above for the Laurus Secured Convertible Term Note.

Acquisition of Kirkland Knightsbridge, LLC

On April 21, 2004, we acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, Kirkland Knightsbridge, LLC, 360 Global Wine Company and Mr. Larry Kirkland. In exchange for our 50% membership interest, we made an initial capital contribution equal in value of $10 million through the initial issuance of 28,369 shares (on an adjusted basis) of our common stock, par value $.001 per share, at an initial valuation of $352.50 per share (on an adjusted basis). Also, as part of the financing for the joint venture transaction, we provided loans to KKLLC in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of KKLLC. We obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing investor, details of which financing are disclosed under Item 5 to this Annual Report on Form 10-KSB.

In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, we entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company, pursuant to which we guaranteed the obligations under that certain promissory note in the amount of $20 million, issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note are secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by KKLLC.

Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to KKLLC, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. KKLLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, we entered into an exclusive distribution and marketing agreement with KKLLC to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, KKLLC will serve as the exclusive bottler of our products in California.

In connection with the operations of KKLLC and subject to the budget approval process of KKLLC, we are required to make additional cash capital contributions in accordance with the approved budget of KKLLC. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. We also agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk forfeiture of our membership interest in KKLLC.

Divestiture of Bodegas Y Viñedos Anguinan S.A

On December 16, 2004, we entered into an agreement to divest ourselves of our ownership interest in Bodegas Y Viñedos Anguinan S.A, an Argentine wine company in which we acquired an interest in November 2003. Pursuant to the Termination, Settlement & Release of Claims Agreement signed by us, our wholly owned subsidiary, KFWBA Acquisition Corp., and Bodegas and its former principals, both parties agreed to return any equity in the other party and to terminate any further obligations between them, including, but not limited to the put options we granted as part of the acquisition and any employment agreements between us and the principals of Bodegas.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Comparison of Results for the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004.

Revenues

Revenues for the fiscal year ended December 31, 2005, were approximately $12,649,000. We had revenues of approximately $2,868,000 for the fiscal year ended December 31, 2004. This is an increase of approximately $9,781,000 or 341%. In 2005, the majority of our revenue resulted from our acquisition of Viansa, which contributed $9,587,000 to revenue during the partial year from its acquisition in July, 2005. In 2004, the majority of our revenue resulted from sales of wines and custom services events at our joint venture, KKLLC.

The following table sets forth the net revenues (in thousands of dollars) by operating segment of the Company in 2005 and 2004.

	Fiscal 2005 Compared to Fiscal 2004
	Revenues, Net

Subsidiary:	Ownership	2005	2004	/Decrease
360 Global Wine Company	100%	$512	$941	-57%
360 Viansa LLC	100%	9,587	n/a
KKLLC	50%	2,550	1,927	52%

		$12,649	$2,868	341%

Cost of Goods Sold

Cost of goods sold for the fiscal year ended December 31, 2005, were approximately $9,017,000, compared to approximately $2,558,000 in the prior fiscal year. This is an increase of approximately $6,459,000 or 244%. The increase in cost of goods sold is almost exclusively due to the Company’s acquisition of Viansa. Even with this expansion, the 244% increase in cost of goods sold from 2004 to 2005 expanded considerably more slowly than the 341% increase in revenues; allowing for improved gross profit and margin in fiscal 2005 when compared to 2004.

Gross Profit and Gross Margin

Gross profit of approximately $3,632,000 in fiscal 2005 compared favorably with gross profit of approximately $310,000 in the prior year. This improvement in gross profit was due to the acquisition of Viansa, which helped add approximately $4,792,000 or 546% in fiscal 2005 versus 2004.

Gross margin in fiscal 2005 was approximately 28.7%, up from 10.8% in the prior year. This represents the addition of 1,790 basis points to gross margin as the Company’s gross margin model migrates from the lower margins experienced on a predominantly distribution and remarketing business model to the higher margins of a wine producer and vertically-integrated distributor.

Sales and Marketing Expense

Sales and marketing expenses for the fiscal year ended December 31, 2005 were approximately $3,756,000. This is up $1,865,000 or 50% from the $1,890,000 in sales and marketing expenditures recorded in the prior fiscal year. While sales and marketing expense in 2004 were a result of the Company’s establishment, building, and funding of its sales and marketing team; these expenses in fiscal 2005 were largely due to the ongoing selling and distribution costs associated with the Company’s acquisition of Viansa.

General and Administrative Expense

General and administrative expenses for the fiscal year ended December 31, 2005 were approximately $5,734,000. This is up $1,526,000 or 36% from the $4,207,000 in general and administrative expenditures recorded in the prior fiscal year. Our general and administrative expenses for the year ended December 31, 2004 were attributable to costs associated with establishing, building, and supporting our infrastructure, and included various consulting costs, legal and accounting fees, overhead, and salaries. In the year ended December 31, 2005, general and administrative costs were more closely associated with the operation and administration of Viansa.

Acquisition-Related Integration Costs

While the Company almost certainly experienced acquisition-related integration costs for 2005 and 2004 associated with its purchase of Viansa, and KKLLC, respectively, the Company does not isolate or track these costs separately from its normally-occurring, day-to-day expenses. Acquisition-related integration costs most likely included employee related costs and the costs of facilities and other one-time costs.

Stock Compensation Expense

During the year ended December 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2005. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses of approximately $3,737,000 for the issuance of these shares during the year ended December 31, 2005 and $1,939,000 for the issuance of these shares during the year ended December 31, 2004.

Loss on Divestment in Subsidiary

During the year ended December 31, 2004, the Company divested it’s investment in Argentina. The expense related to that divestment was approximately $2,621,000.

Deferred Financing Costs

During the year ended December 31, 2005, the Company registered $895,000 of deferred financing costs associated with its notes payable. Costs incurred in connection with the issuance of debt or equity are deferred and amortized on the interest rate method over the term of the related debt or financing. Amortization is included in interest expense. Current deferred financing costs were approximately $895,000 as of December 31, 2005.

Operating Income (Loss)

During fiscal 2005, the Company experienced a lower operating loss on higher revenues. Operating losses in fiscal 2005 were $9,595,000 , or 76% of revenue, versus losses of $10,347,000, or 361% of revenue in the prior fiscal year. This represented an 7% improvement in the operating losses experienced by the Company, due to the expansion of its gross margin, offset by the increased spending in operations in 2005 versus 2004.

Interest and Other Expense, Net

We had interest income of approximately $1,000 for the fiscal year ended December 31, 2005. For the fiscal year ended December 31, 2004, we had interest income of approximately $30,000. This represents a decrease in interest income of approximately $29,000 or 96%.

Interest expense for the fiscal year ended December 31, 2005 was approximately $6,964,000 , due to various notes payable and interest on outstanding payables. The interest expense for the fiscal year ended December 31, 2004 was approximately $3,522,000 attributable to various notes payable and interest on outstanding payables. This represents an increase in interest expense of $3,442,000 or 97%.

The gain (loss) on currency transactions was immaterial.

Exclusive of interest income and expense, we had net other expense of approximately $2,347,000 for the year ended December 31, 2005 and approximately $241,000 for the year ended December 31, 2004. In 2005 this was due in part to a $400,000 legal settlement paid to California Wine Company by the Company, $1,630,000 of wine inventory write downs at our Viansa subsidiary and $315,000 in inter-company adjustments.

Minority Interest

Minority interest in the consolidated loss was approximately $2,722,000 for the year ended December 31, 2005 compared to $880,000 in fiscal 2004. This minority interest was a result of our joint venture subsidiary KKLLC.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Net Income

As a result of the above, the net loss for the year ended December 31, 2005, was approximately $16,182,000 as compared to a net loss of approximately $13,201,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

General

Since inception, we have financed our operations through the sale of common stock, the issuance of promissory notes; and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the year ended December 31, 2005 was approximately $14,022,000. The use of cash during 2005 was primarily to fund our operating loss and to increase inventories.

Financing Activities

Cash provided from financing activities for the year ended December 31, 2005 was approximately $9,577,000. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the year.

Investing Activities

Cash used in investing activities was approximately $4,514,000, the majority of which is the acquisition of Viansa.

Debt

The Company is in arrears with certain interest payments under the Laurus notes. As of December 31, 2005, the Company owes Laurus $2,193,000, which represents two unpaid monthly interest payments plus default interest. Laurus has not formally declared an event of default, but is not precluded from doing so in the future.

The Company is in arrears with certain interest payments under the $20 million Metropolitan Life note, secured by the KKLLC property. As of December 31, 2005, the Company owes Metropolitan Life $1,300,000 in interest and penalties.

At December 31, 2005, we had a cash balance of approximately $131,332.

There is no assurance that we will ever achieve or to maintain positive cash flow. Additionally, we are in default on our short-term notes payable, aggregating $3,883,000 in principal, interest and penalties. An Order for Summary Judgment has been granted in favor of plaintiffs with respect to $561,0000 in principal of the notes payable discussed above, plus interest from October 15, 2005. As a result, we will be required to raise substantial amounts of cash during the next twelve months. There can be no assurance that we will be successful in our efforts and any failure to raise such funds, on terms and schedules and in amounts, acceptable to the Company, would have a material negative effect on our business and operations. However, the Company is currently in negotiations with several investors and has recently filled senior management positions in an effort to enhance the Company's performance through securing such funds and strengthening the Company's presence in the marketplace.

Contractual Obligations and Commitments

The Company incurs certain contractual obligations and commitments from time to time in the normal course of business. Included in these obligations are typically: (1) leasing or mortgage obligations, (2) employment agreements, (3) sales, marketing, distribution and licensing agreements, and (4) anticipated costs of litigation, all of which are discussed in more detail in this Annual Report on Form 10-KSB in the Notes to the provided financial statements.

There were no material amounts accrued into the Company’s financial statements for (2) employment agreements, and (3) sales, marketing, distribution and licensing agreements.

Current amounts accrued into the Company’s financial statements for (4) anticipated costs of litigation as of year end were:

As of December 31, 2005

Wall Street Communications Suit	$0
Guy Buffet Suit	$43,000
Jon Sebastiani Suit	$104,000
Longview Fund Suit	$0
Gryphon Master Fund Suit	$0
Beanstalk / Andy Warhol Suit	$315,000
Aaron Fein Suit	$75,000
Anticipated costs of litigation	$537,000

Equity Offerings

The Company is in the process of filing an amendment to its registration statement on Form SB-2 registering the resale certain securities.

Deferred Financing Costs

Costs incurred in connection with the issuance of debt or equity are deferred and amortized on the interest rate method over the term of the related debt. Amortization is included in interest expense. Current deferred financing costs were $895,000 as of December 31, 2005.

Capital Expenditures

Capital expenditures in the fiscal year ended December 31, 2005 were $6,326,000 compared to capital expenditures of $27,000 in the prior fiscal year, due primarily to the Company’s acquisition of Viansa.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Information Regarding Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking statements about 360 Global Wine Company, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including risks and uncertainties specific to our Company, our industry, and changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person can assume responsibility for the accuracy and completeness of such statements.

All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, beyond those obligations required by law.

Risk Factors

Investing in our common stock involves a high degree of risk. Our auditors have expressed substantial doubt about our ability to continue as a going concern. This is due in large part to the Company’s history of significant operating losses and its previous securing of operating capital through the sale of its securities. Currently, the growth and success of our business depends largely upon obtaining future financings, without which we may not have the necessary capital to continue our business.

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Relating to Our Business

Indebtedness

The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. The Company has incurred substantial indebtedness to finance its acquisitions to date and may incur substantial additional indebtedness in the future to finance further acquisitions or for other purposes. The Company’s ability to satisfy its debt obligations outstanding from time to time will depend upon the Company’s future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company’s control. Historically, the Company’s cash flow from operations has been insufficient to meet all of its debt service and capital requirements. There can be no assurance in the future that the Company’s cash flow from operations will be sufficient to meet all of its debt service requirements or to fund its capital expenditure requirements.

Debt Service

The Company’s current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

▪	the Company’s ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;
▪
a significant portion of the Company’s cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations, expansion;

▪	the Company’s ability to conduct its business could be limited by restrictive covenants; and
▪	the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

Investor Right to Declare Default

Although we have recently secured financing from two of our key investors - Gryphon Master Fund and Laurus Master Fund, Ltd. -- in an amount of up to $34.5 million strict penalty provisions are attached to the funds and if we default we may lose some or all of our assets and be responsible for default payments.

If we default in our obligations under secured notes, the holders of such notes - Gryphon and Laurus -- may declare us in default and will become entitled to relief. Specifically:

▪
We entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. on July 7, 2005, pursuant to which we issued to Laurus a convertible term note in the principal amount of $34.5 million and a revolving note equal to up to $3 million. As of March 31, 2006, the Company is in arrears with certain interest payments under the notes. Laurus has not formally declared an event of default. If Laurus declares an event of default, it has the option to demand repayment in full of all outstanding loans, whether or not otherwise due and, until all such loans are fully satisfied, it retains a first security lien in almost all of our property and assets, as well as our subsidiaries' property and assets, to which it can take immediate possession.

▪
In connection with our senior secured convertible note financing in April 2004, we issued a 7.5% Senior Secured Convertible Note due April 21, 2006 in the principal amount of $5.5 million. The note is secured by a lien and pledge of all of the assets of the Company. The terms of the note required that the shares underlying the warrants and conversion rights be subject to a registration statement to be filed by April 30, 2004 and declared effective by June 15, 2004. The specified registration statement has not been completed as of March 31, 2006. Our current failure to meet these requirements puts the note in default and gives Gryphon the right to demand immediate payment of the $5 million principal, any accrued interest and liquidated damages equal to 25% of outstanding principal. Although Gryphon has agreed for the present time to waive this default, there is no assurance that they will not demand payment in the future.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we are unable to secure necessary financing with favorable terms, or if at all, we will not have the funds to continue to produce, market and sell our products.

Liquidity and Cash Flow

The Company has a long history of illiquidity, including no history of positive cash flow from operations. At December 31, 2005, we had a cash balance of $131,332. There can be no guarantee that, in the future, the Company will be able to generate sufficient cash flow, either from operations or financing activities, to meet its obligations or liquidity requirements. If we are unable to meet these obligations and requirements, we will not have the funds to continue to produce, market and sell our products.

Acquisition and Joint Venture Strategies May Not Be Successful

The Company has made a number of acquisitions, including the recent acquisitions of Viansa and a 50% interest in Kirkland, and anticipates that it will in future acquire additional businesses, assets or securities of companies that the Company believes would provide a strategic fit with its business. In addition, the Company has entered into a joint venture (Kirkland) and may enter into additional joint ventures. Acquired businesses will need to be integrated with the Company’s existing operations. There can be no assurance that the Company will effectively assimilate the business or product offerings of acquired companies into its business or product offerings. Acquisitions are also accompanied by risks such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the Company’s business and the diversion of management time and attention. The Company shares control of its joint ventures and, therefore, there is the risk that the Company’s joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the Company or the joint venture. There is also risk that the Company’s joint venture partners may be unable to meet their economic or other obligations and that the Company may be required to fulfill those obligations alone. The Company’s failure or the failure of an entity in which the Company has a joint venture interest to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the Company’s financial condition or results of operations. There can be no assurance that any of the Company’s acquisitions or joint ventures will be profitable.

Integration Issues

We have experienced significant difficulty in integrating the management of Kirkland Ranch, with whom we share operating responsibility at our joint venture, KKLLC. Differences have arisen as to management style and practices and as to future goals for the joint venture. Often we have found that the goals of the Kirkland Ranch are not aligned with those of our own management. This situation has resulted in, among other things, difficulty in integrating systems and controls, difficulty in setting goals and objectives and difficulty in agreeing to terms with potential investors.

We have experienced similar difficulties in integrating the management of Viansa, whom we acquired in July of 2005. Differences have arisen as to management style and practices and as to future goals for this subsidiary. Often we have found that the goals of Viansa are not aligned with those of our own management. This situation has also resulted in, among other things, difficulty in integrating systems and controls, difficulty in setting goals and objectives and difficulty in agreeing to terms with potential investors.

Although we have taken steps to more fully integrate the operations and to create greater trust and cooperation between our management, that of the Kirkland Ranch, and the management of Viansa, there can be no guarantee that such efforts will be successful. If the current difficulties continue or increase it could have a material negative impact on our business and operations. It is a critical component of the Company’s Growth Strategy to seek out and execute favorable acquisitions. Each of our existing acquisitions, as well as any potential future acquisitions, present considerable risks in their integration. If not integrated successfully, this aspect of our strategy may cause operational inefficiencies or stoppages due to: system incompatibility; poor communications; disagreements as to goals, objectives, and methods; missed deadlines; missed opportunities to acquire critical supplies and/or inventories; and degraded financial performance.

Key Personnel

We are dependent on certain key existing and future personnel, without whom the Company will not run as efficiently as it has in the past.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joel Shapiro, our Chief Executive Officer, and Lynn Fetterman, our Chief Financial Officer and Chief Operating Officer. The loss of the services of either of these employees could have a material adverse effect on our operations. Mr. Shapiro has experience in the finance industry and has been with us since our reverse acquisition of Tech-net Communications on August 1, 2003, which gives him unmatched knowledge about our Company's history. Mr. Fetterman has finance, accounting and business experience in the wine and foodservice industries. We do not currently maintain key man life insurance on any of our key employees.

In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the wine industry and we cannot assure that we will be able to successfully attract and retain such key personnel. If, for any reason our current key employees leave our employ and we are unable to retain comparable replacements, we will lack a strong management team and that could lead to a temporary or permanent breakdown of operations.

Competition

The premium table wine industry is intensely competitive and highly fragmented. Our wines may compete in the premium wine market segments with many other premium domestic and foreign wines. Our wines may also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. Being a fairly new and smaller company than many of our competitors who have greater financial, technical, marketing and public relations resources than we presently do, may put us at a disadvantage. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

Performance of Wholesale Distributors, Major Retailers, and Chains

In the United States, the Company sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. The replacement or poor performance of the Company’s major wholesalers, retailers or chains, or the Company’s inability to collect accounts receivable from the Company’s major wholesalers, retailers or chains could materially and adversely affect the Company’s results of operations and financial condition. Distribution channels for beverage alcohol products have been consolidating in recent years. In addition, wholesalers and retailers of the Company’s products offer products which compete directly with the Company’s products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of the Company’s competitors. In the future, the Company’s wholesalers and retailers may not continue to purchase the Company’s products or provide the Company’s products with adequate levels of promotional support.

Price Fluctuations and Availability of Raw Materials

We are dependent on third parties for supply of our products and if we are not able to maintain good working relationships with these parties or enter into new third party agreements, we may not be able to meet our distribution and sale goals.

We currently own two vineyards with the facilities for wine production. However, the Company primarily markets and distributes wines produced by third parties under our own label, or the label of such third party producers. Except for any contractual rights and remedies that the Company may have with such producers, we have no control over the availability of products, their quality or cost. If for any reason we are unable to maintain or acquire new relationships with third party producers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract producers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. The Company may not be able to enter into alternative supply arrangements on commercially acceptable terms, if at all. There can be no assurance that the producers that the Company has engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with 360 Global Wine's specifications. In fact, the Company is currently, actively seeking additional sources of supply to meet its anticipated sales opportunities in the coming year.

Seasonality

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

Agricultural Risks

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

Ability to Acquire High-Quality Grapes

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

Oversupply

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

Class Action or Other Litigation

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect the Company’s business. There has been increased public attention directed at the beverage alcohol industry, which the Company believes is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. If there are adverse developments in these or similar lawsuits or there is a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits, the Company’s business could be materially adversely affected.

Trademarks, Brands, and Other Intellectual Property

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

Contamination

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

Risks Relating to Our Industry or Area of Operation

Excise Taxes

In the United States, and other countries in which the Company may operate, the Company is subject to imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect the Company’s financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company’s financial condition or results of operations.

Government Regulations

In addition, the beverage alcohol products industry is subject to extensive regulation by federal, state, local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage. Any acquisition of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements could reduce our profits. Future legal challenges to the industry, either individually or in the aggregate, could harm our business if they mandate documents to continue our business and we are unable to obtain such documents.

Decline in Consumption or Public Opinion Regarding Alcohol

Although since 1995 there have been modest increases in consumption of beverage alcohol, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company’s product categories could occur in the future due to a variety of factors, including:

▪	a general decline in economic conditions;
▪	increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
▪	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
▪	the increased activity of anti-alcohol consumer groups; and
▪	increased federal, state or foreign excise or other taxes on beverage alcohol products.

Currency and Interest Rate Fluctuations and Geopolitical Uncertainty

We conduct some of our business in foreign currencies.  We previously owned and operated a winery in Argentina and currently own a majority interest in a sales and marketing business in Australia, which formerly exported Australian sourced wines.  As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from the United States of America.   While the Company’s current foreign exchange exposure is immaterial, we expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact our costs of in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.)
Napa, California

We have audited the accompanying consolidated balance sheet of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2004, were audited by other auditors whose report was dated May 5, 2005, and expressed a qualified opinion as to its continuing as a going concern on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David S. Hall, P.C.

Dallas, Texas
March 18, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.)
Napa, California

We have audited the accompanying consolidated balance sheet of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) has incurred losses of $13,201,462 for the year ended December 31, 2004. 360 Global will require additional working capital to develop its business until 360 Global either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about 360 Global’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

March 29, 2006

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management plans to conduct an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management can then conclude whether the Company’s system of internal control over financial reporting is effective.

Consolidated Balance Sheets

	360 GLOBAL WINE COMPANY AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131	$80
Accounts receivable, net	553	155
Inventories	20,505	5,607
Prepaid interest	-	1,093
Other prepaid expenses	748	128

Total current assets	21,937	7,063

PROPERTY AND EQUIPMENT, net	53,768	38,474
GOODWILL	29	29
OTHER ASSETS, net	6,303	326
DEFERRED FINANCING COSTS	895	1,239

Total assets	82,932	47,131

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	6,672	2,064
Accounts payable - affiliated entity	363	391
Notes payable to banks	1,672	2,174
Notes payable to affiliated entities	2,250	2,250
Accrued interest expense	1,958	140
Other accrued expense and liabilities	949	198

Total current liabilities	13,864	7,217

LONG-TERM DEBT, less current maturities	67,818	22,046

Total liabilities	81,682	29,263

MINORITY INTEREST	13,896	15,917
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized; 59,131,000 outstanding as of December 31, 2005	59	41
Subscription receivable	(19)	(19)
Additional paid in capital	21,783	20,216
Accumulated other comprehensive income	(6)	(6)
Deficit accumulated	(34,463)	(18,281)

Total stockholders' equity	(12,646)	1,951

Total liabilities and stockholders' equity	82,932	47,131

Consolidated Statements of Income

	360 GLOBAL WINE COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004

REVENUES	$12,649	$2,868

COST OF GOODS SOLD	9,017	2,558
Gross Profit	3,632	310

SALES AND MARKETING	3,756	1,890
GENERAL AND ADMINISTRATIVE	5,734	4,208
STOCK COMPENSATION EXPENSE	3,737	1,939
LOSS ON DIVESTMENT IN SUBSIDIARY	-	2,621
TOTAL	13,227	10,657

INCOME (LOSS) FROM OPERATIONS	(9,595)	(10,348)

OTHER INCOME (EXPENSE):
Interest Income	1	30
Interest expense	(6,964)	(3,522)
Other expense	(2,340)	(246)
Other comprehensive income (loss)	(7)	4
Other income (expense), net	(9,310)	(3,733)

INCOME (LOSS) BEFORE MINORITY INTEREST	(18,905)	(14,081)
MINORITY INTEREST	2,723	880
NET LOSS	(16,182)	(13,201)

SHARE DATA:
Earnings per common share:
Basic	$(56.53)	$(53.26)
Diluted	$(56.53)	$(53.26)

Weighted average common shares outstanding:
Basic	286,261	247,873
Diluted	286,261	247,873

Consolidated Statements of Comprehensive Loss

	360 GLOBAL WINE COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004

Net Loss	$(16,182)	$(13,201)

Foreign currency translation adjustment	(18)	96

Comprehensive loss	(16,200)	(13,105)

Consolidated Statements of Changes in Stockholders’ Equity

360 GLOBAL WINE COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY
(In thousands, except share data, presented on an adjusted, post-reverse-split basis)

		Common Stock
		Issued	(a)	(b)	(c)	(d)	(e)	(f)	Total
Balance at January 1, 2002		-	$-				$-	$-	$-
Issuance of Warrants:	Compensation	-							$-
	Debt	667				$10			$10

Net income (loss)								$(37)	$(37)

Comprehensive income									$-

Issuance of Common Stock		118,034	$18	$(18)					$-

Balance at December 31, 2002		118,700	$18	$(18)	$-	$10	$-	$(37)	$(27)

Issuance of Warrants:	Compensation	4,100				$-			$-
	Debt	12,352				$3,506			$3,506

Issuance of Unregistered Stock:	Compensation	45,366	$7	$(4)	$(1,357)	$3,900			$2,547
	Debt	47,522	$7			$2,535			$2,543
Amortization of prepaid stock compensation					$428				$428
Net income (loss)								$(5,043)	$(5,043)

Comprehensive income		(467)	$(0)	$(0)			$(103)		$(103)

Balance at December 31, 2003		227,574	$32	$(22)	$(928)	$9,951	$(103)	$(5,080)	$3,850

Issuance of Warrants:	Compensation	9,552				$126			$126
	Debt	20,370				$1,740			$1,740

Issuance of Unregistered Stock:	Compensation	9,340	$1	$3	$(126)	$(3,003)			$(3,125)
	Debt	2,800	$0			$807			$807
	Other	57,894	$8			$10,596			$10,603
Amortization of prepaid stock compensation					$1,054				$1,054
Net income (loss)								$(13,201)	$(13,201)

Comprehensive income							$97		$97

Balance at December 31, 2004		327,529	$41	$(19)	$-	$20,216	$(6)	$(18,281)	$1,951

Issuance of Warrants:	Compensation	56,000				$-			$-
	Debt	166,667				$(0)			$(0)

Issuance of Unregistered Stock:	Compensation	103,287	$15			$2,840			$2,856
	Debt	17,000	$3			$879			$882
	Other	100	$0			$(2,153)			$(2,153)
Amortization of prepaid stock compensation									$-
Net income (loss)								$(16,182)	$(16,182)

Comprehensive income							$(0)		$(0)

Balance at December 31, 2005		670,583	$59	$(19)	$-	$21,783	$(6)	$(34,463)	$(12,646)

Issuance of Unregistered Stock:	Compensation	3,229,300	$3						$3
	Debt	473,334	$0
Authorized, but unissued Unregistered Stock:		3,107,143	$3
Balance at March 31, 2006		7,480,360	$66	$(19)	$-	$21,783	$(6)	$(34,463)	$(12,639)
(a) Amount	(b) Subscription receivable	(c) Prepaid stock compensation
(d) Additional Paid in capital	(e) Cumulative Other Comprehensive Income (Loss)	(f) Accumulated deficit

Consolidated Statements of Cash Flow

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
Cash flows from operating activities:

Net loss	$(16,182)	$(13,200)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,290	1,243
Bad debt expense	(429)	46
non-cash interest expense	1,193	1,650
Loss on divestiture in Subsidiary	-	2,621
Stock compensation	3,737	1,939
Minority interest in loss	(2,722)	(880)
Change in affiliate	701	-

Changes in current assets and liabilities:
Accounts receivable	(398)	(16)
Inventories	(14,407)	(851)
Prepaid expenses	791	(252)
Other current assets	-	(905)
Accounts payable	4,598	1,103
Accrued expenses	2,570	(116)

Net cash used in operating activities	(14,022)	(7,618)

Cash flows from investing activities:

Investment in subsidiary	-	-
Acquisition of KKLLC	-	317
Acquisition of Viansa	24,340	-
Acquisition of property and equipment	(6,326)	(5)
Other assets	(21)	-

Cash used in investing activities	4,514	312

Cash flows from financing activities:

Issuance of common stock	-	2,028
Proceeds from notes payable	45,457	1,795
Proceeds from issuance of warrants	-	-
Repayment of note payable not representing unamortized discount	(1,379)	(109)
Deferred financing costs	-	-
Proceeds from affiliated entity	-	2,250

Cash provided by financing activities	9,577	5,965

Foreign currency translation effect	(18)	97

Net decrease in cash	51	(1,245)

Cash, beginning of period	80	1,325
Cash, end of period	131	80

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	2	1

Interest paid	334	20

Notes to Consolidated Financial Statements

NOTE 1. Basis of Presentation, Organization and Nature of Operations

Description of business

360 Global Wine Company and its subsidiaries (the “Company”) operate primarily in the beverage alcohol industry. The Company was established with the goal of establishing a diversified international wine company. 360 Global Wine believed that an oversupply of small and mid-sized wineries lacking effective sales, marketing, and branding strength currently exists, which has created an opportunity to consolidate and build an efficient operation that can maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. The Company further believed that by adopting and applying consumer beverage marketing principals within the wine industry we can further enhance operating results beyond what is currently achieved by many small and mid-sized wineries creating a comparative advantage for the company.

In August, 2003,thr Company completed a reverse acquisition of Tech-net Communications, Inc., a Nevada corporation, incorporated on May 15, 2000. Following the reverse acquisition, we changed the name of Tech-net Communications, Inc. to “Knightsbridge Fine Wines, Inc.” Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company, Inc. The Company is now the parent company to our operating subsidiaries. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of 360 Global Wine. 360 Global Wine is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if the Company had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock. In addition, the transaction results in severe limitations being in place on the use of the Company’s net operating loss carryovers.

In April, 2004 the Company acquired 50% of Kirkland Knightsbridge, LLC (“KKLLC”), a California limited liability company, pursuant to a Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, KKLLC, 360 Global Wine and Mr. Larry Kirkland.

In June, 2005 the Company acquired 136.58 acres of land in Burnet, Texas, from Charles Trios, Trustee for Wynthrop Barrington, Inc. pursuant to a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, dated as of July 7, 2005.

In July, 2005 the Company acquired Viansa Winery, a California limited partnership, and La Fontana di Viansa, LLC, a California limited liability company, and thereby acquired Viansa Winery and Italian Marketplace, pursuant to a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, dated as of July 7, 2005.

In January, 2006 the Company acquired the outstanding shares of common stock of First Montauk Financial Corporation, which gives the Company ownership of approximately 18.7% of First Montauk’s common stock. Additionally, the Company entered into a material agreement to acquire the balance of the outstanding shares of First Montauk Financial Corporation.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes KKLLC. The Company does not have voting control, it is shared with its joint venture partner, but management has concluded that it must be consolidated under the principles set-forth in FASB Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities (“FIN 46(R)”).

Voting control of KKLLC is split between the Company and Kirkland Ranch. Pursuant to the Operating Agreement of KKLLC, the Company has disproportionate control over certain budgetary and expenditure matters while Kirkland Ranch has disproportionate control over certain operating matters. Although the Company does not have voting control, management has concluded that it must be consolidated under the principles set forth in FIN 46(R) The reasons for consolidation, which are explained further below, however are the fact that the Company is responsible for maintaining the value of its initial capital contribution to KKLLC, which was made in the form of common stock, and the fact that substantially all of KKLLC’s activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of KKLLC exceed that of Kirkland Ranch.

Ownership interests in KKLLC are based on the maintenance of capital accounts, rather than shares as would be the case with a corporation. The minority interest in KKLLC as shown on the balance sheet represents the joint venture partner’s share of KKLLC net assets based on the partner’s capital account. As described in EITF Issue No. 98-2 - Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company of Joint Venture Partner, there is no consensus as to the methodology under generally accepted accounting principles for eliminating parent company stock owned by a consolidated, partly owned subsidiary. Because KKLLC owns a material amount of Company stock, any policy adopted by the Company in this unsettled area is a particularly significant accounting policy.

As of the date of this filing, almost the entirety of KKLLC activities involve and are conducted on behalf of 360 Global Wine. KKLLC maintains the right to conduct independent bottling and storage of third party wines, but it has been conducting minimal third party work since the creation of the joint venture. In addition, KKLLC is the production facility which produces Napa Valley, Central Coast and California Appellation products which are sold solely by the Company. The brands owned by KKLLC are sold through channels which are developed by the Company. KKLLC exists to fill the needs of the distribution channels opened by the Company.

Under the terms of the KKLLC governing document, the Company and the joint venture partner share equally in all gains and losses of KKLLC’s Company stock. The Company has guaranteed a minimum value to the stock, which will eventually be distributed to the joint venture partner. Because the Company will receive full credit in its capital account for any payment of the guarantee, and the joint venture partner will be charged with the full fair value of the stock withdrawn, the Company has effectively extended half the guarantee to itself. Considering these facts, the Company’s policy is to eliminate half of the Company’s stock owned by KKLLC as treasury stock, valued at the quoted market price on the date of the acquisition.

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

Because of the requirement for 360 Global Wine Company to make additional capital contributions to fund certain operating expenses and debt payments, and the requirement to make additional capital contributions should the Company stock owned by KKLLC be worth less than $10,000,000 on April 27, 2007, 360 Global Wine would incur the majority of KKLLC’s “expected losses” as defined by FIN 46(R). The Company believes this is true despite sharing of income and losses between the Company and Kirkland Ranch on an equal basis. This basic equal sharing of income and loss results in “expected losses” and any relatively small overall losses being shared equally. The equal allocation of losses is, however, limited by each partner’s capital account which means that in all reasonable scenarios involving relatively large losses 360 Global Wine would incur more than 50% of the loss.

Since substantially all of KKLLC’s activities involve or are conducted on behalf of 360 Global Wine whose obligations to absorb the expected losses of KKLLC exceed that of Kirkland Ranch, the Company has concluded that KKLLC is a Variable Interest Entity under FIN 46R and must be consolidated.

Management’s Use of Estimates

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

Revenue Recognition

The Company’s primary streams of revenue include:

▪	Commission sales,
▪	Retail sales,
▪	Catalog sales,
▪	E-commerce sales, and
▪	Wine club sales.

Revenue is recognized for each and all of these revenue streams when the product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions of revenues. Revenue from items sold through the Company’s retail locations is recognized at the time of sale, including commission sales. The cost of commissions are treated as reductions of revenues. No products are sold on consignment.

Cost of Goods Sold

The types of costs included in cost of goods sold are raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Selling, General and Administrative Costs

The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of goods sold as described above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at December 31, 2005, and December 31, 2004, were not material.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash as of December 31, 2005 was $131,331.

Allowance for Doubtful Accounts/Accounts Receivable

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable, net, of $552,784 at year end was adjusted by $538,839 as an allowance for doubtful accounts as of December 31, 2005. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts and sales discounts are $538,839 at December 31, 2005.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and accrued expenses. Except for notes payable and long-term debt, the fair value of these financial instruments approximates their carrying value as of December 31, 2005 due to their short-term nature or their recent creation. Long-term debt is carried on the balance sheet as $67,818,000. The fair value of the debt payable to Travelers’ Life Insurance Company (“Travelers”) approximates its $21,892,000 carrying value because of its recent issuance. The fair value of the remaining debt, if all convertible debt were valued based on the number of shares that would be received on conversion at December 30, 2005 multiplied by $4.05 closing price on the Over-the-Counter Bulletin Board would be approximately $212,000. When added to the Travelers debt fair value the total fair value is $22,104,000.

Derivative Instruments

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

Inventories

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

At December 31, 2005, Inventory consisted of the following:

Winemaking	$214,261
Grapes in process	$102,160
Finished goods	$5,774,199
Bulk wines	$7,498,511
Granite	$6,500,000
Retail	$551,074
Reserve	$(135,288)

$20,504,917

Each grape crop harvested is pressed into a single vintage. However, each vintage is not sold exclusively in a single year. Inventories of each year’s vintage are normally carried over, and sell through, several years from their initial pressing. The $14,004,917 of wine inventory as of December 31, 2005, represents approximately 91 weeks, or 1.76 years of inventory at the Company’s current rate of sales.

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

Goodwill and other Intangible Assets

Effective April, 2004, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Additionally, in the year of adoption, a transitional impairment test is also required. The Company uses December 31 as its annual impairment test measurement date. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and are also subject to review for impairment. Upon adoption of SFAS No. 142, the Company determined that certain of its intangible assets met the criteria to be considered indefinite lived and, accordingly, ceased their amortization effective March 1, 2002. These intangible assets consisted principally of trademarks. The Company’s trademarks relate to well established brands owned by the Company which were previously amortized over 40 years. Intangible assets determined to have a finite life, primarily distribution agreements, continue to be amortized over their estimated useful lives which did not require modification as a result of adopting SFAS No. 142. Nonamortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142 and amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144 (as defined below). No instances of impairment were noted on the Company’s goodwill and other intangible assets for the years ended December 31, 2005, and December 31, 2004.

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

Deferred Financing Costs

Costs incurred in connection with the issuance of debt or equity are deferred and amortized on the interest rate method over the term of the related debt. Amortization is included in interest expense. Current deferred financing costs were $895,000 as of December 31, 2005.

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

Exit or Disposal Activities

In 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

NOTE 3. Property, Plant and Equipment

Property and equipment at December 31, 2005 consisted of the following:

Land	$5,287,098
Cultivated land	2,362,788
Buildings, improvements and equipment	53,582,072
61,231,958
Less: accumulated depreciation and amortization	7,463,856
$53,768,102

Depreciation expense was $7,290,157 and $1,243,132 for the years ended December 31, 2005 and 2004, respectively.

 NOTE 4. Mergers, Acquisitions, and Divestitures

Acquisitions

Acquisition of BMAC

On January 13, 2006, the Company entered into a stock purchase agreement with BMAC Corp. and the stockholders of BMAC to purchase all of the outstanding capital stock of BMAC. At the closing of the BMAC transaction, which is expected to occur no later than April 15, 2006, 360 Global Wine Company will become the beneficial owner of 837,643 shares of common stock of First Montauk that BMAC will own at the closing. As consideration, the Company agreed to pay the BMAC stockholders an aggregate purchase price of approximately $1.46 million in shares of the Company's common stock. At the same time, the Company also entered into separate stock purchase agreements with certain other stockholders of First Montauk, which stockholders have agreed to sell to the Company an aggregate of 2,148,545 shares of First Montauk common stock for an aggregate purchase price of approximately $3.76 million, which also will be payable in shares of 360 Global Wine Company's common stock. The closings of these additional acquisitions with the First Montauk stockholders are expected to occur on the same date as the closing of the BMAC acquisition.

Acquisition of Viansa

On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction's completion, effective July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC.

Pursuant to the Security and Purchase Agreement, the Company issued to Laurus: (i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing Note is converted into the Company's common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the "Laurus Notes").

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

Acquisition of Kirkland Knightsbridge, LLC

On April 21, 2004, we acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California limited liability company pursuant to that certain Capital Stock Contribution Agreement, dated as of April 21, 2004, by and among Kirkland Ranch, LLC, a California limited liability company, KKLLC, 360 Global Wine Company and Mr. Larry Kirkland. In exchange for our 50% membership interest, we made an initial capital contribution equal in value of $10 million through the initial issuance of 4,255,320 shares of our common stock, par value $.001 per share, at an initial valuation of $2.35 per share. Also, as part of the financing for the joint venture transaction, we provided loans to KKLLC in the aggregate amount of $2.4 million to be paid pari passu with other debt from any initial profits of KKLLC. We obtained the necessary financing for the acquisition through the issuance of a $2 million senior secured convertible promissory note to an existing investor, details of which financing are disclosed under Item 5 to this Annual Report on Form 10-KSB.

In connection with the closing under the Contribution Agreement and to finance the joint venture transaction, we entered into a guaranty, dated as of April 21, 2004, in favor of The Travelers Insurance Company, pursuant to which we guaranteed the obligations under that certain promissory note in the amount of $20 million, issued by Travelers to Kirkland Cattle Co., a California general partnership, Kirkland Ranch, and Mr. Larry Kirkland, as co-borrowers. The obligations under the Travelers Note are secured by, among other things, a mortgage on certain land and a lien on certain assets, excluding inventory, owned by KKLLC.

Pursuant to the Contribution Agreement, Kirkland Ranch contributed all of its assets and certain of its liabilities to KKLLC, including all of the assets of the Kirkland Ranch Winery located in Napa Valley, California. KKLLC has title and ownership to all of the Kirkland Ranch assets including, without limitation, sixty-nine (69) acres of vineyard land, a 57,000 square foot state-of-the-art winemaking facility, wine labels including Kirkland Ranch Winery and Jamieson Canyon, inventory, accounts receivable, intellectual property and general intangibles. In connection with the transaction, we entered into an exclusive distribution and marketing agreement with KKLLC to sell wine and wine related products under its labels with an initial annual minimum purchase requirement equal to $3 million. Under a separate bottling agreement, KKLLC will serve as the exclusive bottler of our products in California.

In connection with the operations of KKLLC and subject to the budget approval process of KKLLC, we are required to make additional cash capital contributions in accordance with the approved budget of KKLLC. Such cash contributions include, solely to the extent not previously paid from cash provided at closing, certain principal and interest payments owed under the Travelers Note through April 21, 2007. We also agreed, solely upon the occurrence of non-payment of principal and interest payments owed under the Travelers Note, to risk forfeiture of our membership interest in KKLLC.

Divestitures

Divestiture of Bodegas Y Viñedos Anguinan S.A

On December 16, 2004, we entered into an agreement to divest ourselves of our ownership interest in Bodegas Y Viñedos Anguinan S.A, an Argentine wine company in which we acquired an interest in November 2003. Pursuant to the Termination, Settlement & Release of Claims Agreement signed between us, our wholly owned subsidiary, KFWBA Acquisition Corp., and Bodegas and its former principals, both parties agreed to return any equity in the other party and to terminate any further obligations between them, including, but not limited to the put options we granted as part of the acquisition and any employment agreements between us and the principals of Bodegas.

NOTE 5. Reverse Stock Split

During October, 2005, the Board of Directors of the Company secured an Action by Written Consent of the Stockholders of 360 Global Wine Company approving a 1-for-150 reverse stock split of the Company’s common stock, which became effective on February 28, 2006. The reverse split provided for the conversion of each 150 shares of common stock into one share of common stock, rounded up to the nearest whole share. Further, for those stockholders who, solely as a result of the reverse split, would own less than 100 shares of common stock, the holdings of such stockholders are rounded up to a round lot of 100 shares.  Share and per share amounts have been retroactively restated to give effect to the reverse stock split.

NOTE 6. Borrowings

Short Term Notes Payable

Short-term notes payable consist of nine notes issued from December 2002 to April 2004 at a total face-value amount of $1,220,000 and three notes issued on May 28, 2004 at a total face-value of $500,000, and two notes issued on September 24 and December 27, 2004 at a face-value of $800,000 for a total of $2,520,000

The original terms for the nine notes issued between December 2002 and April 2004 ranged from 90 days to one year. Interest ranged from 8% to 12% if not in default and rose to 19% if in default for the 2002 and 2003 notes. The April 2004 note is at 10% interest. At September 2004, the interest and penalties due on the April 2004 long term note from Gryphon Master Fund were combined into a new note which is due on August 2005. The September 2004 note is at 10% interest. The September 2005 note is secured with 3,000,000 common shares of stock owned by Joel Shapiro. During 2003, $350,000 of principal (representing five of the notes) was repaid. For the twelve months ended December 31, 2004, an additional $50,000 of principal (representing two notes) was repaid. Of the remaining notes shown on the December 31, 2004, $325,000 of principal plus interest are convertible into approximately 194,445 shares at prices ranging from $1.50 to $2.00 per share. Some of the notes payable are currently in default and the note holders have at this time extended the notes pending a refinancing of the liabilities.

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

The notes issued on May 28, 2004 have a maturity date of August 26, 2004 with interest accruing at a rate of six percent (6%) per annum for the first 60 days and twelve percent (12%) per annum from the 61st day until the maturity date. The Company and lender have negotiated a first extension of this maturity date to November 9, 2004 with interest from August 26, 2004 accruing at eighteen (18%) per annum. Subsequently, the Company and the lender verbally agreed to a second extension until January 1, 2006 under the same terms. The $470,000 principal and accrued but unpaid interest is convertible into the Company’s common stock at $1.00 per share.

As part of the joint venture transaction, the Kirkland Cattle Co. provided inventory loans to KKLLC in the aggregate amount of $2.25 million to be paid with other debt from any initial profits of KKLLC. The loans bear no interest and have no call option.

Other miscellaneous debts carry a balance of $84,467 of short term debt.

As a result, at December 31, 2005, that Company had $3,922,486 of short term notes.

Long Term Debt

We entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. on July 7, 2005, pursuant to which we issued to Laurus a convertible term note in the principal amount of $34,500,000 and a revolving note equal to up to $3,000,000. The Company is in arrears with certain interest payments under the notes. Laurus has not formally declared an event of default. If Laurus declares an event of default, it has the option to demand repayment in full of all outstanding loans, whether or not otherwise due and until all such loans are fully satisfied, and it retains a first security lien in almost all of our and our subsidiaries' property and assets, to which it can take immediate possession.

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

Using the Black-Scholes model the Company estimated the fair value of the additional warrants and the modification of the terms of the previously issued warrants and allocated $1,702,000 of the proceeds from the April 21, 2004 financing to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization which is being recorded as interest expense over the three-year term of the note on the interest rate method. On the date of the issuance of the note, the Company's common stock had an average price between the high and low price per share on the Over-the Counter Bulletin Board of $1.80. Based on the terms of the conversion associated with the note, there was an intrinsic value associated with the beneficial conversion feature estimated at $297,000, the entire additional proceeds of the note after allocation to the warrants issued, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization, which is being recorded as interest expense over the three-year term of the note. At December 31, 2004, the $5,500,000 face value note was shown as $1,892,000 on the balance sheet which was net of unamortized discounts. Based on the $1,892,000 carrying value at December 31, 2004, and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate on the note is approximately 77.7% per annum. Total interest expense for this note, not including any liquidated damages, as discussed two paragraphs below, is expected to be $96,000 for the three months ended December 31, 2005.

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

These consolidated financial statements include KKLLC’s mortgage note to Travelers which is guaranteed by 360 Global Wine itself (see Note 9). The principal amount of the debt is $20,000,000 but $1,950,000 was withheld at closing for prepaid interest through October 31, 2005. The $1,950,000 was recorded as a discount on the debt which is being amortized as interest expense on the interest rate method over the term of the debt. The debt requires payments, including principal and interest at 6.5% p.a., of $149,115 monthly, beginning December 1, 2005 with a balloon payment due March 1, 2009. The effective rate, considering the discount, is 6.724% p.a. The Company’s joint venture partner in KKLLC and parties related to the joint venture partner are listed as co-borrowers and have pledged certain land as collateral for the debt. The agreement among the Company, KKLLC and the joint venture partner is that KKLLC is the borrower and that the legal co-borrowers are effectively guarantors, consequently the full amount of the debt has been recorded as that of KKLLC and, in consolidation, the Company’s. The debt is also collateralized by the real property and other certain assets of KKLLC.

As a result, at December 31, 2005, that Company had $67,818,000 of long term debt.

NOTE 7. Litigation

The Company is involved in lawsuits, claims, and proceedings, including those identified in Item 3: Legal Proceedings, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, The Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of this filing of its Annual Report on Form 10-KSB, the Company faces legal action in the following areas:

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts to market an international collection of wines. Under the terms of the agreement it would have expired on December 31, 2006. We planned to launch this artist series during the second half of 2006. Under the agreement, we were granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with our wine products. Specifically, we are entitled to use artwork and quotations created by Andy Warhol on our wine labels; use of such artwork and quotations must be pre-approved on a case by case basis by the Andy Warhol Foundation. Pursuant to the terms of the agreement, we are obligated to pay four percent (4%) of all net sales of the wine including Andy Warhol's artwork or quotes that we sell to the Andy Warhol Foundation. We are also required to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003, which has been paid; $45,000 on December 15, 2005; $135,000 on December 15, 2005; and $180,000 on December 15, 2006. A portion of the proceeds from the sale of these art-inspired releases will benefit the Andy Warhol Foundation and its mission, fostering innovative artistic expression and advancing the visual arts through support of cultural organizations. The Company terminated this agreement in October, 2005, prior to the launch of any product.

In March of 2006, the Andy Warhol Foundation sued the Company for monies owed under the original contract. The Company is in discussions with the Foundation to resolve this issue.

Wall Street Communications Suit

On December 16, 2005, Wall Street Communications Group, Inc. received a $1.425 million judgment against 360 Global Wine Company in connection with its allegation that the Company breached its obligation to pay Wall Street Communications Group Inc. a finder's fee on the financing effected last year with Laurus Master Fund, Ltd.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund to the Company. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee.

Wall Street Communications Group Inc. thereupon sued the Company in District Court in Boulder, Colorado and obtained a default judgment against the Company last December requiring it to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master Fund. The court also ordered the Company to issue to Wall Street Communications Group Inc. under the Finder's Fee and Non-Circumvention Agreement a five-year option to purchase 1,250,000 shares of the Company's common stock at $.31 per share, a second option to purchase 824,621 shares of the Company's common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund.

The Company has successfully filed motions to: (1) have the default judgment set aside promptly, as the Company had no knowledge of the reported lawsuit until plaintiff's press release; and (2) stay collection until the Company has had an opportunity to respond to the allegations.

The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of last year's Viansa acquisition and intends to litigate these claims vigorously.

Guy Buffet Suit

On July 9, 2003, we entered into a license agreement with Guy Buffet to market an international collection of wines that blends Mr. Buffet's artistic talent with the winemaking talent of 360 Global’s winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, initially featured California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc, and Shiraz from Australia. In addition, we secured the right to use Guy Buffet’s name, portrait, or picture in advertising and other promotional materials associated with the sale of products licensed under the agreement. The agreement was originally set to expire on July 8, 2006, but the Company cancelled this agreement at the end of 2005. In a suit filedinSeptember, 2005, in the State of California, Mr. Buffet sued the Company for the balance of the fees specified in the original contract. We are currently negotiating a settlement with the plaintiff and management does not believe that this will have a material adverse impact on the Company.

Jon Sebastiani Suit

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, styled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. Plaintiffs have requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005.

The Company has reached a settlement agreement with the Plaintiffs, which: (1) recognizes the principal amounts due to the plaintiffs, (2) executes an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees, (3) allows for the inclusion of 10% simple interest, and (4) executes and promises a monthly payment of $100,000 until such time as the debt is satisfied.

Shareholder Suit

Management has been informed that a former shareholder of the Company intends to file a suit against the Company in the State of New York. Management has not yet reviewed the claim, but believes that the suit was filed because the Company cancelled stock owned by the plaintiff shareholder for non-payment. Management does not believe that this will have a material adverse impact on the Company and intends to defend the claim vigorously.

Kirkland Knightsbridge LLC

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC. 360 Global Wine Company has taken the position that the financing statement was properly authorized by KKLLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, we are cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

Except as otherwise disclosed herein, we are not involved in any other material legal proceedings.

NOTE 8. Commitments and Contingencies

Corporate Offices

Commencing April 2004, the principal corporate office is located at One Kirkland Ranch Road, Napa, California 94558. The property is owned by KKLLC. Since relocation, our office in Livingston, NJ has been closed. The company now has a satellite U.S. office in New Canaan, CT.

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

Calendar year:	(In thousands)

2006	600
2007	368
2008	303
Thereafter	254
Total	$1,525

Employment Agreements

On August 3, 2004, the Company entered into an employment agreement with Mr. Jay Essa as an Executive Vice President effective September 24, 2004, to serve at the pleasure of the Board of Directors. Mr. Essa’s compensation is $130,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Essa also received 100,000 shares of common stock of the Company.

On October 8, 2004, 360 Global Wine entered into an employment agreement with Mr. Charles Marin as Vice President effective November 1, 2004, to serve at the pleasure of the Board of Directors. Mr. Marin’s compensation is $100,000 per annum along with other similar employee benefits as offered to employees of the Company. Mr. Marin also received 75,000 shares of common stock of the Company.

Sales and Marketing Agreements

The Company did not enter into new sales and marketing Agreements during 2005.

Licensing Agreements

There are no new licensing agreements still in effect as of December 31, 2005.

NOTE 9. Related Party Transactions

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

NOTE 10. Stockholders’ Equity

Warrants

Warrants outstanding consist of the following:

Transaction	No. of Warrants	Exercise Price	Term
In lieu of compensation	69,652	$ 3.50 - $600.00	5 Years
Issuance of long-term debt	200,056	$ 46.50 - $600.00	3 Years

Stock Compensation Expense

During the year ended December 31, 2005, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2005. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses of approximately $3,737,000 for the issuance of these shares during the year ended December 31, 2005 and $1,939,000 for the issuance of these shares during the year ended December 31, 2004.

Stockholders Equity

Common Stock

We periodically issue unregistered shares of common stock for services rendered. Unregistered shares of common stock issued is valued at fair market value, which is the quoted market price. During the years ended December 31, 2005 and 2004, the Company issued 120,387 and 7,873 shares (on an adjusted basis) of common stock for services valued at $3,737,375 and $2,021,050, respectively. The Company also issued 222,667 warrants in 2005 compared to 29,922 warrants in the prior fiscal year. On March 16, 2006, the Board authorized the issuance of an additional 6,809,777 unregistered shares of common stock, of which the Company issued 3,517,871 shares as reported in the Company’s SEC filing on Form 8-K on March 20, 2006.

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

Earnings per common share

Basic earnings per common share excludes the effect of common stock equivalents and is computed using the one-class computation method. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of warrants using the treasury stock method.

NOTE 11. Income Taxes

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

NOTE 12. Going Concern

As of December 31, 2005, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 13. Selected quarterly financial information (unaudited)

A summary of selected quarterly financial information is as follows:

	360 GLOBAL WINE COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except share and per share data) UNAUDITED

	QUARTER ENDED
	March 31	June 30	September 30	December 31
Fiscal 2005:
Net sales	$449	$540	$4,982	$6,677
Gross profit	159	227	2,246	1,000
Net income	(1,698)	(2,166)	(7,193)	(5,125)
Earnings per common share:
Basic	$(6.18)	$(7.61)	$(24.58)	$(18.16)
Diluted	$(6.18)	$(7.61)	$(24.58)	$(18.16)

	QUARTER ENDED
	March 31	June 30	September 30	December 31
Fiscal 2004:
Net sales	$490	$850	$779	$749
Gross profit	274	62	598	(625)
Net income	(1,849)	(2,638)	(1,797)	(6,916)
Earnings per common share:
Basic	$(8.77)	$(11.64)	$(6.65)	$(26.20)
Diluted	$(8.77)	$(11.64)	$(6.65)	$(26.20)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

During the most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our executive officers, directors, promoters, and control persons as of December 31, 2005. There are no family relationships among our executive officers and directors. Also provided herein are brief descriptions of the business experience of each executive officer and director during the last five years and an indication of directorships held by each individual in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Joel A. Shapiro	35	Chief Executive Officer, President, and Director
Anthony J. A. Bryan	82	Non-Executive Chairman, Director
Lynn K. Fetterman	58	Chief Operating Officer and Chief Financial Officer
Michael L. Jeub	62	Director
Jonathan A. Sebastiani	34	Interim President (June - July, 2005)

JOEL A. SHAPIRO, Chief Executive Officer. Joel Shapiro is our Chief Executive Officer, a position he has held since August 1, 2003, and our President, a position he has held since September 1, 2005. Mr. Shapiro has also been a member of the Board of Directors since August 1, 2002. Mr. Shapiro has been with the Company since October 2002. Prior to joining us, Mr. Shapiro was President of JS Capital LLC from 2000-2002, a finance boutique that specialized in mergers and acquisitions and public corporate finance, and which is no longer an active company. From 1992 to 2000, Mr. Shapiro worked as a trader at the investment banking firm of M.H. Meyerson & Company. Mr. Shapiro received his Bachelors of Science degree from Rutgers University and his Masters Degree in Business Administration from Rutgers University Graduate School of Business.

LYNN K. FETTERMAN, Chief Operating Officer and Chief Financial Officer. Lynn Fetterman joined the Company in October 2005 as our Chief Operating Officer and Chief Financial Officer. Between 2003 and 2005, Mr. Fetterman worked on a contract basis as the Chief Financial Officer of Nicola International, Incorporated, a Los Angeles, California-based supplier of olives and other gourmet specialty food products to the foodservice and retail markets. During the prior year, he was a partner in the Orange County, California practices of Tatum CFO Partners, LLP, a national partnership of chief financial officers and senior general managers who provide financial and business consulting services to early stage companies, middle market companies, and large corporations. Between 2000 and 2001, Mr. Fetterman served as the Executive Vice President, Finance and Administration of the ConAgra Grocery Products unit of ConAgra, Inc. For the prior ten years, he served in senior management with Canandaigua Brands, Inc., and Canandaigua Wine Company of Constellation Brands, Inc. for its table wine business. Mr. Fetterman received his Bachelor of Arts in Accounting from Thiel College in Greeneville, Pennsylvania.

JONATHAN A. SEBASTIANI, Interim President. Jon Sebastiani was our Interim President from June through July of 2005. Mr. Sebastiani has a long history of winemaking in the Napa and Sonoma regions of California, including participation in his family-owned winemaking operations at Viansa and Sebastiani Vineyards, and wine.com.

ANTHONY J. A. BRYAN, Non-Executive Chairman of the Board. Mr. Bryan currently serves as our non-executive Chairman of the Board, a position that he has held since November 4, 2004. Mr. Bryan first joined the Company in November 2003 as a Director. He also serves as non-executive Vice-Chairman of the Board for Astrata Group Incorporated, a publicly traded company in the telematics and geomatics sectors of the GPS industry, which position he has held since June 2005, having initially served as its Chairman of the Board since January 2005. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. He has also served on the Boards of Directors of Federal Express Corporation, between 1987 and 1996; Chrysler Corporation (now, DaimlerChrysler Corporation), between 1975 and 1991); The PNC Financial Services Group, Inc., between 1978 and 1989; ITT Corporation; Koppers Inc.; Hamilton Oil Company Ltd.; First City National Bank of Houston; Imetal; and as Chairman of the Executive Committee of Hospital Corporation International (formerly the international division of Hospital Corporation of America), between 1991 and 1992. Mr. Bryan received his Master Degree in Business Administration from the Harvard Business School.

MICHAEL L. JEUB, Director, and Chairman of the Audit Committee. Michael L. Jeub is one of our directors and has served in this capacity since July, 2004. Mr. Jeub is currently a Partner with the San Diego office of Tatum Partners, a national firm of chief financial officers and chief information officers. Mr. Jeub has been on assignment as Chief Financial Officer for Road Runner Sports from January 2005 to the present. From June 2002 to October 2003, Mr. Jeub served as Chief Financial Officer and Vice President of Finance for The Immune Response Corporation, a biotech company co-founded by Jonas Salk. Prior to joining Tatum Partners, Mr. Jeub was Senior Vice-President and CFO of Jenny Craig International, a $350 million NYSE company for five years. Previously, Mr. Jeub was Senior Vice-President and Chief Financial Officer of National Health Laboratories, a NYSE company, at which he was the financial liaison with the controlling investor. Mr. Jeub also served first as Chief Financial Officer and then as President of Medical Imaging Centers of America, a publicly held chain of freestanding imaging centers and hospital leased imaging centers. Mr. Jeub spent 18 years with International Clinical Laboratories, a publicly held national chain of medical testing facilities. Mr. Jeub began his career at ICL as regional controller, was promoted to Chief Financial Officer during the bulk of his tenure and was President-ICL East for the last two years. Mr. Jeub was responsible for SEC filings and analyst presentations at ICL. Mr. Jeub holds a Bachelor of Science in Accounting from California State Polytechnic University-Pomona. Upon graduation, Mr. Jeub joined Ernst & Young LLP where he earned his CPA Certificate (currently inactive).

Audit Committee and Financial Expert

Our Audit Committee is composed of Michael Jeub and Anthony J.A. Bryan. The Audit Committee assists our Board of Directors in fulfilling their oversight responsibilities with respect to:

▪	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission,
▪	System of internal controls,
▪	Financial accounting principles and policies,
▪	Internal and external audit processes, and
▪	Regulatory compliance programs.

The committee meets periodically with management to consider the adequacy of our internal controls and financial reporting process. It also discusses these matters with our independent auditors and with appropriate financial personnel employed by us. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

Audit Committee Financial Expert

The Board of Directors has determined and Mr. Jeub has agreed to serve as the Audit Committee's financial expert. We believe that Mr. Jeub is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association. Notwithstanding, we believe that all of our Audit Committee members satisfy the independence requirements of the Nasdaq Stock Market and the American Stock Exchange.

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

Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2005.

Code of Ethics

On May 2, 2004, we adopted a code of ethics that applies to its Chief Executive Officer, Principal Financial and Accounting Officer and Controller. A copy of the Company’s code of ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on May 11, 2004, which is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2005, 2004 and 2003 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers. While the Company has not adopted, nor have the shareholders of the Company approved, an employee stock option program; the Company does provide for equity-based compensation in the forms of warrants and grants of restricted stock. We have included this information in the following tables.

Summary Compensation Table

				Long Term
		Annual Compensation		Compensation Awards
(a)	(b)	(c)	(d)	(f)	(g)	(i)
				Restricted	Securities
				Stock	Underlying
	Fiscal			Awards	Options/Warrants	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	(# of shares)	(# of shares)	Compensation ($)
Joel A. Shapiro(1)	2005	$130,000	—	1,291,950	—	—
President, Chief	2004			0	—	$159,500
Executive Officer,	2003			12,000	—	$114,500
Director

Lynn K. Fetterman(2)	2005	$44,315	—	125,000	—	$20,246
Chief Operating Officer		—	—		—	—
and		—	—		—	—
Chief Financial Officer,

Jonathon A. Sebastiani	2005	$34,167	—	50,000	—
Interim President (June – July, 2005)

(1)
On September 1, 2005, Joel Shapiro was appointed President, replacing Jon Sebastiani, who had held the position on an interim basis since June of 2005. In 2003 and 2004 we paid $114,500 and $159,500, respectively, to Joel Shapiro as a consultant. The 1,291,950 shares were actually granted on March 16, 2006, not occurring during the fiscal 2005 year, but occurring prior to the filing of this Annual Report on Form 10-KSB.

(2)
On November 4, 2005, Lynn Fetterman was appointed as Chief Financial Officer and Chief Operating Officer. The issuance of Mr. Fetterman’s restricted stock grant under the terms of his employment agreement, was not approved by the Board and issued until the January, 2006 Board meeting, within 60 days of fiscal year end 2005. This restricted stock grant, along with the warrant grants specified in his employment agreement, and the March 16, 2006 stock grant reported on Form 8-K, are all presented in adjusted, post-split shares. The $20,246 paid by the Company in 2005 was fringe benefits associated with Mr. Fetterman’s relocation.

Option/SAR Grants in Last Fiscal Year

None of the executive officers named in the table above was granted options or SARs during the last fiscal year.

Aggregated Option/SAR Exercised And Fiscal Year-End Option/SAR Values

None of the executive officers named in the tables above exercised options or SARs during the last fiscal year.

Board of Directors

Our directors who are employees do not receive any compensation from us for services rendered as directors.

Each of our non-employee directors receives $25,000 a year for serving on the Board of Directors and an additional $1,000 per board or committee meeting. Additionally, Mr. Jeub receives $10,000 a year for his service as Chairman of the Audit Committee. There are currently two standing Board committees, an audit committee and a compensation committee. Cash fees to be paid to directors have not been paid as of December 20, 2005 and are currently accruing. In addition, each non-employee director is entitled to reimbursement of travel expenses.

On November 22, 2004, Anthony J.A. Bryan received an additional grant of 325,000 shares of our common stock and Phillip E. Pearce, a former director, received an additional grant of 400,000 shares of our common stock. These shares are subject to forfeiture if the corresponding directorship is terminated before the one-year issuance anniversary or if certain performance criteria, to be determined, have not been met. The agreement with Mr. Pearce, a former director, was modified to allow for his retention of 400,000 shares issued to him. On July 8, 2004, Mr. Jeub received a warrant to purchase 120,000 shares of our common stock exercisable for a period of five years from the date of issuance, with an exercise price of $1.05 per share. The warrant vests on a monthly rate of 10,000 shares beginning on July 14, 2004.

Non-employee directors may in the future be granted incentive-based stock compensation.

Employment Agreements and Change of Control Arrangements

On June 29, 2005, we entered into an employment agreement with Mr. Sebastiani. In connection with our offer of employment, we agreed to issue to him 50,000 shares of common stock and a five-year warrant to purchase 500,000 shares of common stock, exercisable at $5.00 per share. The warrant was to vest quarterly on a pro rata basis at an annual rate of 100,000 shares. For a variety of reasons, in autumn of 2005, our employment relationship with Mr. Sebastiani broke down. We and his representatives are currently in discussions concerning such relationship.

As of November 4, 2005, Lynn Fetterman became employed as our Chief Financial Officer and Chief Operating Officer. Mr. Fetterman's compensation includes a base salary of $174,061 per annum along with employee benefits as offered to employees of the Company. Mr. Fetterman also received 7,500,000 shares of common stock of the Company valued at $375,000 in January, 2006.

The Company does not have an employment agreement in place with Joel Shapiro.

Stock Option Plans

The Company currently offers no stock option or incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, subject to community property laws where applicable.

The following table sets forth, as of December 31, 2005, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,138,454 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-KSB. Our common and preferred stock is our only issued and outstanding voting securities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Number of Shares (adjusted for 2/28/06 reverse stock split)
4,138,454 Shares Issued as of 3/30/06

	Number of	Number of	Total	Percent of
	Shares	Shares	Shares	Shares
	Beneficially	Underlying	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Options	Owned	Owned(2)

5% Shareholders:
The Watley Group LLC
1801 Century Park East, suite 1830	469,800		469,800	11.4%
Los Angeles, CA 90067

Laurus Master Fund, Ltd.	277,956	—	277,956	6.7%
825 Third Avenue, 14th Floor
New York, NY 10022

Directors and Named Executive Officers:
Lynn K. Fetterman	125,000	—	125,000	3.0%
Joel A. Shapiro	1,336,118	—	1,336,118	32.3%
Anthony J. A. Bryan	356,350	—	356,350	8.6%
Michael L. Jueb	70,800	—	70,800	1.7%
Jonathon A. Sebastiani	—	—	-	0.0%
All directors and executive officers as a group (4 persons)	1,888,268	—	1,888,268	45.6%

(1)
Based on the Schedule 13G filed with the SEC on February 14, 2006 by Laurus Master Fund, Ltd. and filed on behalf of Laurus Capital Management, LLC, Eugene Grin and David Grin, and the Company’s Report of Form 8-K filed with the SEC on March 20, 2006. Laurus Capital Management, LLC manages Laurus Master Fund, Ltd. Eugene Grin and David Grin are the sole members of Laurus Capital Management, LLC.

Changes in Control

We are not aware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 24, 2004, Gryphon Master Fund, L.P., Warren W. Garden, P.C., and Joel Shapiro, our Chief Executive Officer entered into a Stock Pledge Agreement, pursuant to which Mr. Shapiro pledged 3,000,000 of his personally owned shares of our common stock. The agreement secures the payment of all of our obligations existing under the Debt Restructuring Agreement and the Promissory Note dated September 24, 2004, issued by us to Gryphon. These shares were transferred to Gryphon and are being registered herein. On September 24, 2005, the closing sales price of our common stock as reported by OTC Bulletin Board was $0.88 per share. Based on that price, the shares were valued at $2,640,000.

Pursuant to a Pledge Agreement dated September 30, 2004 between Joel Shapiro and Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Mr. Shapiro pledged 250,000 of his personally owned shares of our common stock as security for the performance of our obligations under the Note Purchase Agreement, the notes granted pursuant thereto, and the Amended Agreement with Longview. Upon foreclosure under the Pledge Agreement, the pledged shares shall be deemed registrable securities, and such pledged shares shall be registered with the Securities and Exchange Commission in accordance with the terms, conditions and provisions of the Note Purchase Agreement. On September 30, 2004, the closing sales price of our common stock as reported by OTC Bulletin Board was $0.90 per share. Based on that price, the shares were valued at $225,000.

ITEM 13. EXHIBITS

Exhibits

Exhibit Number	Description
2.1
Share Exchange Agreement between Tech-Net Communications, Inc. and the stockholders of Knightsbridge Fine Wines, Inc., dated as of July 31, 2003 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 1, 2003).

2.2
Form of Termination, Settlement and Release Agreement between Raúl Enrique Granillo Ocampo, Nelida Barros Reyes de Granillo Ocampo, Bodegas y Viñedos Anguinan S.A. and the Company, KFWBA Acquisition Corp., Raul Marozof, dated as of November 30, 2004 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004).

3.1	Articles of Incorporation of Tech-Net Communications, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-90456)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 11, 2004).
3.3	Certificate of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2005).
3.4	Amended Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-90456)).
10.1
Form of Purchase Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2003).

10.2
Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2003).

10.3
Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2003).

10.4
Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated as of October 16, 2003 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2003).

10.5
Stock Purchase Agreement among Raul Granillo Ocampo, Nelida Barros Reyes and KFWBA Acquisition Corp., dated as of November 5, 2003 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 10, 2003).

10.6
Form of Purchase Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2003).

10.7
Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2003).

10.8
Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2003).

10.9
Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 22, 2003).

10.10
Form of Security Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of December 22, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 22, 2003).

10.11
Form of Capital Stock Contribution Agreement by and among Kirkland Ranch, LLC, Kirkland Knightsbridge, LLC, Knightsbridge Fine Wines, Inc and Mr. Larry Kirkland, dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.12
Form of Guaranty issued by the Company in favor of The Travelers Insurance Company, dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.13
Form of Promissory Note issued by Larry Kirkland, Kirkland Knightsbridge, LLC and Kirkland Cattle Co. to The Travelers Insurance Company, dated April 21, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.14
Form of Trust Deed, Security Agreement, Assignment of Rents and Fixture Filing by and among Larry Kirkland, Kirkland Knightsbridge, LLC, Kirkland Cattle Co., First American Title Insurance Company and The Travelers Insurance Company, dated April 21, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.15
Form of Securities Exchange Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.16
Form of Convertible Note issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.17
Form of Common Stock Purchase Warrant issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.18
Form of Common Stock Purchase Warrant (Green Shoe Warrant) issued by the Company to Gryphon Master Fund, L.P., dated April 21, 2004 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.19
Form of Registration Rights Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.20
Form of Amended and Restated Security Agreement by and between the Company and Gryphon Master Fund, L.P., dated as of April 21, 2004 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 3, 2004).

10.21
Form of Amendment Agreement by and between the Company, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, dated September 30, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2004).

10.22
Form of Pledge Agreement by and between Joel Shapiro, Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, dated September 30, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2004).

10.23
Form of Debt Restructuring Agreement dated September 24, 2004 by and between the Company and Gryphon Master Fund, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.24
Form of Escrow Agreement dated September 24, 2004 by and between Joel Shapiro, Gryphon Master Fund, L.P., and Warren W. Garden, P.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.25
Form of Irrevocable Escrow Agent Instructions to Gottbetter & Partners, LLP dated September 24, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.26
Form of Notice of Conversion Price Adjustment to Gryphon Master Fund, L.P. dated September 24, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.27
Form of Promissory Note dated September 24, 2004 by and between the Company and Gryphon Master Fund, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.28
Form of Stock Pledge Agreement dated September 24, 2004 between Joel Shapiro, Gryphon Master Fund, L.P., and Warren W. Garden, P.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2004).

10.29
Sales and Marketing Agreement by and between the Company and Kirkland Ranch Winery, dated as of June 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2/A filed on November 2, 2004).

10.30	Employment Agreement by and between the Company and Jay Essa dated February 20, 2003.
10.31	Employment Agreement by and between the Company and Charles Marin dated February 20, 2003.
10.32
License Agreement by and between the Company, Guy Buffet and The Guy Buffet Collection, dated as of July 9, 2003 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2/A filed on November 2, 2004).

10.33
License Agreement by and between the Company and The Andy Warhol Foundation For the Visual Arts, Inc., dated as of September 22, 2003 (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2/A filed on November 2, 2004).

10.34
Sales and Marketing Agreement by and between the Company and Gutsverwaltung Niederhausen Schlossbockenheim, dated as of February 1, 2004 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2/A filed on November 2, 2004).

10.35
Settlement Agreement and Release between the Company and Marks Paneth & Shron, LLP dated April 30, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005).

10.36	Promissory Note to Marks Paneth & Shron, LLP dated April 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2005).
10.37	Security Agreement between the Company and Marks Paneth & Shron, LLP dated April 30, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2005).
10.38
Security and Purchase Agreement dated July 7, 2005 by and among Laurus Master Fund, Ltd., the Company, and 360 Viansa, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.39
Form of Secured Convertible Term Note in connection with the July 2005 private placement with Laurus (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.40
Form of Secured Revolving Note in connection with the July 2005 private placement with Laurus (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.41
Form of Secured Convertible Minimum Borrowing Note in connection with the July 2005 private placement with Laurus (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.42
Funds Escrow Agreement by and among the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP dated July 7, 2005 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.43	Form of Option in connection with the July 2005 private placement with Laurus (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.44
Registration Rights Agreement dated July 7, 2005, by and between the Company and Laurus Master Fund, Ltd (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.45	Form of Common Stock Purchase Warrant dated July 7, 2005 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.46	Subsidiary Guarantee dated July 7, 2005 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.47
Stock Pledge Agreement dated July 7, 2005, among Laurus Master Fund, Ltd., the Company, 360 Viansa LLC, KFWBA Acquisition Corporation, Dominion Wines, Ltd., Knightsbridge Torrique, and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.48
Lien Subordination Agreement between Gryphon Master Fund, L.P., Laurus Master Fund, Ltd., the Company and 360 Viansa LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.49	Master Security Agreement to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.50	Real Estate Sales Contract between Charles Trios, Trustee and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.51	Secured Convertible Term Note for Wynthrop Barrington, Inc (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 8, 2005).
10.52
Asset Purchase Agreement by and among Viansa Winery, La Fontana di Viansa, LLC and 360 Viansa LLC, a Nevada limited liability company, dated June 21, 2005 (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

10.53
Stock Purchase Agreement by and among the Company, BMAC Corp., and the stockholders of BMAC dated January 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006).

10.54
Form of Stock Purchase Agreement by and between the Company and each of certain stockholders of First Montauk Financial Corp. dated January 13, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2006).

10.55
Financial Consulting Agreement by and between the Company and 360 Global Financial LLC 2 dated November 17, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 10, 2006).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on May 11, 2004).
16.1
Letter Regarding Change in Certifying Accountant from Lopez, Blevins, Bork & Associates, L.L.P dated May 31, 2005 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB filed on May 11, 2004).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by David S. Hall, P. C. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 are anticipated to be $130,000.

The aggregate fees billed for professional services rendered by Lopez, Blevins and Bork LLP for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $289,861.

Audit-Related Fees

NONE

Tax Fees

NONE

All Other Fees

NONE

Audit Committee Policies and Procedures

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 Global Wine Company

By:	/s/ Joel Shapiro
Joel Shapiro,
Chief Executive Officer

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joel Shapiro
Joel Shapiro,
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2006

By:	/s/ Anthony J.A. Bryan
Anthony J.A. Bryan,
Non-Executive Chairman and Director

Date: March 30, 2006

By:	/s/ Lynn K. Fetterman
Lynn K. Fetterman,
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2006

By:	/s/ Michael Jeub
Michael Jeub
Director

Date: March 30, 2006