Form 10QSB
period 2006-03-31
360 GLOBAL WINE CO
filed 2006-05-24
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-50092

360 GLOBAL WINE COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0231440 (IRS Employer Identification No.)

25200 Arnold Drive Sonoma, California (Address of principal executive offices)	95476 (Zip Code)

(707) 934-4039
 (Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,926,083 Shares of $.001 par value Common Stock outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format: Yes ☐  No☑

360 Global Wine Company

PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

March 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash investments	$339
Accounts receivable, net	440
Inventories	13,936
Prepaid expenses and other	3,652

Total current assets	18,367

PROPERTY, PLANT, AND EQUIPMENT, net	56,295

NATURAL RESOURCES	6,500

MINERAL PROCESSING RIGHTS	51,000

GOODWILL, net	5,935

DEFERRED FINANCING COSTS, net	552

OTHER ASSETS, net	634

Total assets	$139,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,202
Short term notes payable	6,300
Note payable in default, including accrued interest of $1,228	21,187
Current maturities of long-term debt	5,000
Financial instrument derivatives	87,950
Stock value guarantee	10,000
Other accrued expenses and liabilities	7,256

Total current liabilities	142,895

LONG-TERM DEBT, less current maturities	9,400

Total liabilities	152,295

MINORITY INTEREST	12,650

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,926,083 outstanding as of March 31, 2006	14
Treasury stock	(4)
Additional paid-in capital	103,386
Accumulated deficit	(129,058)

Total stockholders’ deficit	(25,662)

Total liabilities and stockholders’ deficit	$139,283

See accompanying notes to these condensed consolidated financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES	$4,231	$449

COST OF GOODS SOLD	2,310	291
Gross profit	1,921	159

SALES AND MARKETING	5,969	286
GENERAL AND ADMINISTRATIVE	6,140	878
EMPLOYEE STOCK COMPENSATION EXPENSE	15,234	114
Total	27,343	1,278

LOSS FROM OPERATIONS	(25,422)	(1,119)

OTHER INCOME (EXPENSE):
Interest income	9	-
Interest expense	(8,212)	(942)
Interest expense – original issue discount	(8,156)	-
Derivative warrants expense	(4,584)	-
Derivative conversion expense	(78,105)	-
Other income	28	178

Other expense, net	(99,020)	(1,120)

LOSS BEFORE MINORITY INTEREST	(124,442)	(2,239)
MINORITY INTEREST	1,246	541
NET LOSS	$(123,196)	$(1,698)

SHARE DATA:
Loss per common share:
Basic	$(46.64)	$(5.68)
Diluted	$(46.64)	$(5.68)
Weighted average common shares outstanding:
Basic	2,641,638	298,775
Diluted	2,641,638	298,775

See accompanying notes to these condensed consolidated financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(123,196)	$(1,698)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	304	369
Non-cash interest expense	97,662	423
Stock compensation	26,528	114
Minority interest in loss	(1,246)	(541)
Changes in current assets and current liabilities:
Accounts receivable	113	125
Inventories	69	(147)
Prepaid expenses	(2,904)	437
Accounts payable	(1,085)	324
Accrued expenses	3,735	154

Cash used in operations	(20)	(438)

Cash flows from investing activities:
Acquisition of KKLLC	-	227
Acquisition of property and equipment	(600)	-
Acquisition of other assets	(237)	-

Cash provided by (used in) investing activities	(837)	227

Cash flows from financing activities:
Issuance of common stock	400	-
Proceeds from notes payable	665	160
Repayment of note payable not representing unamortized discount	-	(5)

Cash provided by (used in) financing activities	1,065	155

Net increase in cash	208	381

Cash, beginning of period	131	80

Cash end of period	$339	$461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid	-	$1
Interest paid	-	$20

Schedule of Non-Cash Investing and Financing Activities:
Purchase of land with the issuance of shares of common stock	$2,400	$-
Purchase of mineral processing rights with issuance of shares of stock	$51,000	$-
Satisfaction of long-term debt with issuance of shares of common stock	$9,000	$-
Satisfaction of short-term debt with issuance of shares of common stock	$426	$-

See accompanying notes to these condensed consolidated financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1: Management’s Representations

The Condensed Consolidated Financial Statements included herein have been prepared by 360 Global Wine Company and its subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted as permitted by such rules and regulations. These Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2:  Basis of Presentation, Organization and Nature of Operations

Correction of Error

Accumulated deficit and additional paid in capital as of January 1, 2006, have been reduced by $28,608,447 and $7,562,995, respectively, to correct errors made in prior years relating to recognition and accretion of original issue discount (“OID”) and the recognition of financial instrument derivatives, loss reported on the divestiture of a subsidiary, accrual of default interest on notes payable, the valuation of warrants issued for services, the value of personally owned shares of the Company’s Chief Executive Officer used for the benefit of the Company, and costs releated to the minimum share price guarantee on shares issued in a joint venture. The errors had no effect on net loss for the three-month period ended March 31, 2006. Details of these reductions are as follows.

Increase (decrease) to accumulated deficit:
Accretion of OID	$12,134,347
Interest expense resulting from the initial recognition of derivative instruments	19,193,919
Derivative instrument mark-to-market adjustments	(67,514,760)
Divestiture of subsidiary loss	1,500,000
Share issuances for services	2,288,535
Related party shares issued for Company benefit	1,819,250
Additional interest expense recognized on notes payable	229,036
Valuation of warrants issued for services	1,616,504
Other	124,722
Total decrease in accumulated deficit at January 1, 2006	($28,608,447)

Decrease (increase) to additional paid in capital:
Minimum share price guarantee	$9,995,745
Related party shares issued for Company benefit	(1,819,250)
Divestiture of subsidiary loss	(1,500,000)
Share Issuances	(2,347,220)
Warrants for services	(1,616,504)
Derivative instruments	4,855,824
Other	(5,600)
Total decrease in additional paid in capital at January 1, 2006	$7,562,995

Description of business

The Company is a marketer of alcohol beverage brands in the wine category. The Company believes that there is an abundance of small and mid-sized wineries which lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. The Company believes that by adopting and applying consumer beverage marketing principles within the wine industry, it can further enhance operating results, creating a competitive advantage over other small and mid-sized wineries.

The Company has recently diversified into two separate mineral extraction operations for granite rock and kaolin. As of the date of this Form 10-QSB, the Company has not begun actual operations of these entities.

The Company has grown predominantly through acquisitions. Through these acquisitions, the Company believes that it has become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the wine category; (3) strengthening its relationships with wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capabilities; and (6) acquiring additional management, operational, marketing, and research and development expertise.

NOTE 3:  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. This includes Kirkland Knightsbridge, LLC (“KKLLC”). The Company does not have voting control of KKLLC; voting control is shared equally with KKLLC's other member. However, management has concluded that it must be consolidated under the principles set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity instruments, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are employed in estimates used in determining values of financial instruments, accrued obligations, stock-based charges, the valuation of goodwill, and the valuation of tangible and intangible assets and the valuation reserve for the deferred income tax asset. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Revenue Recognition

The Company’s primary streams of wine revenue include:

•	Commission sales
•	Retail sales
•	Catalog sales
•	E-commerce sales, and
•	Wine club sales

Revenue is recognized for each and all of these revenue streams when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions of revenues. Revenue from items sold through the Company’s retail locations is recognized at the time of sale, including commission sales. The costs of commissions are treated as reductions of revenues. No products are sold on consignment.

Cost of Goods Sold

The types of costs included in cost of goods sold for wine sales are raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs) for the winery operations of the Company. Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Selling, General and Administrative Costs

Costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in the Company’s selling, general and administrative expenses, but are included in cost of goods sold as discussed above. The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at March 31, 2006 were not material. Advertising costs for each of the three-month periods ended March 31, 2006 and March 31, 2005 were $22,000 and $9,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. Cash and cash equivalents as of March 31, 2006 were $339,000.

As of March 31, 2006, the Company had one bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $173,601. The Company believes this concentration risk is mitigated by the financial strength of the bank at which the account is maintained.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended to a customer based on evaluation of that customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable, net, of $440,000 at March 31, 2006 reflected a $542,000 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its doubtful account allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are identified as uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported in the balance sheets, are considered to approximate fair value given the short term maturity and/or liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company’s recording of the notes payable and convertible notes payable net of original issue discount (“OID”). This OID results from warrants and embedded conversion features related to certain promissory notes the Company recognized as financial instrument derivatives at the time of issuance. The original issue discount is recognized as an expense over the life of the promissory note through an adjustment of the interest rate. The financial instrument derivatives are recognized at their fair value. The stock value guarantee is recorded at the maximum face value of the guarantee.

Inventories

Bulk wine and case goods are stated at the lower of average cost, which approximates first-in, first-out (“FIFO”), or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or net realizable value. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized crop costs amounted to $56,000 and $52,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold until the following year.

At March 31, 2006, inventory consisted of the following (In thousands):

March 31, 2006

Packaging materials	$158
Deferred farming cost	158
Finished goods	5,079
Bulk wines	8,042
Retail products	499
Total	$13,936

Each grape crop harvested is pressed into a single vintage. However, each vintage is not sold entirely in a single year. Inventories of each year’s vintage are normally carried over and sell for several years after their initial pressing.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

Asset Type	Years
Land Improvements	25
Vineyards	25
Buildings	40
Cooperage	40
Equipment	3-7

Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of improvements is capitalized. Gains or losses on the disposition of assets are included in income.

Deferred Financing Costs

Costs incurred in connection with the issuance of certain debt instruments are deferred and amortized using the interest rate method over the term of the related debt. Amortization of deferred financing costs is included in interest expense. Deferred financing costs as of March 31, 2006 were $552,000. Accretion of the deferred financing costs for the three-month periods ended March 31, 2006 and 2005 was $343,000 and $80,000, respectively.

Stock-based Compensation -Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based payment” (“SFAS 123(R)”) using the modified prospective application method. SFAS 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.

The Black-Scholes option-pricing model was used to estimate the warrant fair values. The option-pricing model requires a number of assumptions, of which the most significant is the Company's expected stock price volatility. Expected volatility was calculated based upon actual historical stock prices (stock split adjusted).

Stock Split

In September 2005, the Company’s Board of Directors and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150, effective for shareholders of record as of February 28, 2006. For those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, the holdings of such stockholders were rounded up to a round lot of 100 shares (Note 11). In addition, all references in these condensed consolidated financial statements, to weighted average number of shares, loss per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the reverse stock split.

Basic and Diluted Net Loss per Share

The Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for both periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the exercise of warrants, shares issuable on the conversion of debt and shares issuable as a result of a stock price guarantee. As of March 31, 2006 and 2005, such potentially dilutive common stock equivalents amounted to approximately 12,860,476 and 70,000, shares respectively.

Treasury Shares

Common stock held in the Company’s treasury has been recorded at par.

NOTE 4:  Property and Equipment

Property and equipment at March 31, 2006 consisted of the following (in thousands):

March 31, 2006

Land	$6,601
Cultivated land	1,051
Buildings, improvements and equipment	56,411
Property and equipment, gross	64,063
Less: accumulated depreciation and amortization	(7,768)

Property and equipment, net	56,295
Natural resources-granite	6,500
$62,795

NOTE 5: Acquisition of Springer Mining Company

On March 31, 2006, the Company acquired all of the common stock of Springer Mining Company (“Springer”) and certain mineral processing rights from 360 Investments, LLC, an unrelated entity. The aggregate purchase price was $54.3 million. 360 Investments LLC held the rights to acquire Springer and an agreement to processing rights to a mineral identified as kaolin. Springer had no operations in 2005 nor during the three-month period ended March 31, 2006. As a result of the acquisition of the common stock and the mineral processing rights, the Company expects to be a leading processor of high quality kaolin, which is used in the manufacture of paint.

The aggregate purchase price of $54.3 million consisted of $600,000 in cash and a note payable of $2.4 million issued to the prior owner of Springer, and 6,800,000 shares of the Company’s common stock valued at $51 million, ($7.50 per share) issued to 360 Investments LLC. The value of the 6,800,000 shares of the Company’s common stock issued to 360 Investments LLC was determined based on the average market price of the Company’s common shares over the 3-day period prior to when the terms of the acquisition were agreed to and announced. The Company incurred professional and other fees totaling $300,000.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Property, plant, and equipment	$3,000
Processing rights	51,000
Fees	300
Total assets acquired	$54,300

The $51 million of acquired kaolin processing rights has an expected life of 10 years.

The allocation of the purchase price is based on preliminary data and may change when final valuation of tangible and intangible assets is obtained.

As Springer had no operations in 2005 or in the three-month period ended March 31, 2006, the pro forma effects of the Springer Mining Company acquisition on the Company’s consolidated statements of operations were not material.

NOTE 6: Notes Payable

Short Term Notes Payable

General Electric Company

In the business combination that resulted from the acquisition of Springer Mining Company in March 2006, the Company issued a note payable in the amount of $2,400,000 to General Electric Company, the prior owners. The promissory note had an interest rate of 6% per annum with all principal and interest due on April 21, 2006. The principal and interest has not been paid as of the date of this filing, and the promissory note provides for default interest at a rate of 16% per annum from April 22, 2006 until paid. In conjunction with the issuance of the promissory note and the Springer Mining Company stock purchase agreement, the Company entered into a security agreement in which all of the issued and outstanding shares of Springer Mining Company stock were pledged as collateral for the note.

Debt Issued with Stock Purchase Warrants

In March 2006 in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On March 31, 2006, the unamortized discount on the notes was $28,588.

Other Short-Term Debt

In January 2006, the Company issued a promissory note payable to an individual for cash of $200,000. The note had a maturity date in March 2006 and an interest rate of 6% per annum. Interest is now accruing at the default rate of 10% per annum. All principal and accrued interest was due at the time of maturity. The note and accrued interest remains unpaid at the date of this report. This note balance includes no promissory notes to 18 individuals and one entity.

Short-term debt consists of the following at March 31, 2006 (in thousands):
	At March 31, 2006
	Principal	OID	Net
Convertible promissory notes payable to an entity, unsecured, with face interest rate of 6% per annum accruing interest at the 12.8% default rate	$533	-	$533
Promissory notes payable to 11 individuals and 1 entity unsecured, with interest rates ranging from 6% to 10% per annum (10%-19% default)	1,005	-	1,005
Short term notes payable to 2 individuals from a March 2006 private placement, with an interest rate of 9.0% per annum and an effective interest rate of 21.0% at March 31, 2006	50	$(28)	22
Promissory notes payable to an entity, secured by all of the shares of Springer mining Company, with an interest rate of 6% per annum	2,400	-	2,400
Note payable – Other	2,340	-	2,340
Short term debt at March 31, 2006	$6,328	$(28)	$6,300

Short term debt original issue discount accretion for the three-month periods ended March 31, 2006 and 2005 was $5,718 and $7,225, respectively

Long-Term Debt

Gryphon Master Fund

In 2004, the Company entered into a convertible note agreement with Gryphon Master Fund (“Gryphon”). At inception, this note had a principal balance of $5,500,000 that bore interest at 7.5% and was due in April 2006. The Company is currently in discussions with Gryphon regarding the conversion of this debt into equity of the Company to the extent permitted by the terms of the note. Originally, the Company had pledged substantially all of its assets as collateral for this note. The Company issued Gryphon warrants to purchase 20,370 shares of its common stock with an exercise price of $105.00 per share, and warrants to a placement agent to purchase 933 shares of common stock. Originally, the note was convertible into shares of the Company’s common stock at $270.00 per share. The Company also issued warrants to Gryphon to purchase 33,333 shares of its common stock with an exercise price of $1.50 per share. In March 2006, the Company reduced the conversion price of the Gryphon note and the exercise price of the 20,370 warrants to a price of $3.50.

The Company estimated the fair value of all of the warrants issued in the amount of $13,756,349 using the Black-Scholes valuation model with the following assumptions: a term of three years; risk-free rate of 3.58%; volatility of 138.89%; and dividend yield of zero. The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the notes or the exercise of the warrants. Because the ability to register stock is deemed to be outside the control of the Company, the initial fair value of the warrants of $13,756,349 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the warrant liability was adjusted to its new fair value of $337,586 resulting in a charge to operations in the amount of $174,303 during the three-month period ended March 31, 2006. The adjustment at March 31, 2005 resulted in a charge to operations of $1,057,456 during the three-month period ended March 31, 2005.

The Company estimated the fair value of the embedded conversion feature in the amount of $3,656,583 using the Black-Scholes valuation model with the following assumptions: a term of three years; risk-free rate of 7.5%; volatility of 138.89%; and dividend yield of zero. The initial fair value of the embedded conversion feature of $3,656,583 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the liability relating to the embedded conversion feature was adjusted to its new fair value of $5,742,857 resulting in a charge to operations in the amount of $5,738,857 during the three-month period ended March 31, 2006. The adjustment at March 31, 2005 resulted in a charge to operations of $994,000 during the three month period ended March 31, 2005. The fair values of the warrants and the embedded conversion feature resulted in the recording of a discount on the convertible debt.

The discounts on the notes are being amortized to interest expense, using the effective interest method, over the term of the notes. The excess of the fair values of the warrants and the embedded conversion feature over the proceeds from the issuance of the notes amounted to $11,912,932 and was recorded as interest expense upon origination. In connection with the Laurus notes entered into in July 2005, Gryphon subordinated its collateral position to Laurus and the Company reduced the conversion price of the debt and the exercise price of the warrants. Also in connection with the Laurus notes, the Company made a $500,000 principal payment on the Gryphon note.

As part of the subordination to Laurus, the Company’s Chief Executive Officer transferred 20,000 of his personally-held shares of the Company’s common stock to Gryphon. The fair value of these shares was $720,000 and is recorded as interest expense and additional paid in capital.

The effective interest rate of the loan at March 31, 2006 was 8.3%. The loan is due in April 2006 and the entire amount is shown in current maturities of long-term debt.

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving convertible note agreement with Laurus Master Fund, Ltd. Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and are convertible into shares of the Company’s common stock at $37.50 per share. In March 2006, in connection with the drastic decrease in the Company’s stock price, the conversion price of both notes was reduced to $3.50 per share. Also in March 2006, the amount available for borrowing on the line of credit was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share.

As part of the original note agreements, the Company issued warrants to Laurus to purchase 166,667 shares of the Company’s common stock with an exercise price of $46.50 per share, warrants to purchase 109,950 shares of the Company’s common stock exercisable at $0.015 per share and also issued 27,956 shares of the Company’s common stock. The exercise price of the 166,667 warrants was also reduced to $3.50 with the conversion price reduction.

The Company estimated the fair value of the warrants to be $12,579,489 using the Black-Scholes valuation model with the following assumptions: a term of five years; risk-free rate of 3.70%; volatility of 160.29%; and dividend yield of zero. The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the notes or the exercise of the warrants. Because the ability to register stock is deemed to be outside the control of the Company, the initial fair value of the warrants of $12,579,489 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the warrant liability was adjusted to its new fair value of $2,005,473 resulting in a charge to operations in the amount of $1,037,677 during the three-month period ended March 31, 2006.

The Company estimated the fair value of the embedded conversion feature to be $37,650,000 using the Black-Scholes valuation model with the following assumptions: a term of three years; risk-free rate of 8.25%; volatility of 160.29%; and dividend yield of zero. The initial fair value of the embedded conversion feature of $37,650,000 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the liability relating to the embedded conversion feature was adjusted to its new fair value of $70,071,429 resulting in a charge to operations in the amount of $67,851,429. The fair values of the warrants and the embedded conversion feature resulted in the recording of a discount on the convertible debt. The discounts on the notes are being amortized to interest expense, using the effective interest method, over the term of the notes. The excess of the fair values of the warrants and the embedded conversion feature over the proceeds from the issuance of the notes amounted to $12,729,489 and was recorded as interest expense upon origination.

In March 2006, the Company obtained an increase in the available line of credit of $1.5 Million, to a total available line of credit of $4.5 Million. As inducement for the increase, the company issued 650,000 warrants to purchase the Company’s common stock at an exercise price of $3.50.

The Company estimated the fair value of the warrants in the amount of $4,871,652 using the Black-Scholes valuation model with the following assumptions: a term of fifteen years; risk-free rate of 4.30%; volatility of 164.79%; and dividend yield of zero. The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the notes or the exercise of the warrants. Because the ability to register stock is deemed to be outside the control of the Company, the initial fair value of the warrants of $4,871,652 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the warrant liability was adjusted to its new fair value of $4,871,726, resulting in a charge to operations in the amount of $74 during the three-month period ended March 31, 2006.

The Company estimated the fair value of the embedded conversion feature in the amount of $3,061,266 using the Black-Scholes valuation model with the following assumptions: a term of three years; risk-free rate of 9.75%; volatility of 164.79%; and dividend yield of zero. The initial fair value of the embedded conversion feature of $3,061,266 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the liability relating to the embedded conversion feature was adjusted to its new fair value of $3,060,457 resulting in a gain in the amount of $809.

The notes provide for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the quarter ended March 31, 2006 on the $34.5 million note was $320,969. The securities underlying the notes are subject to a registration rights agreement that requires the Company to file a registration statement and have it declared effective. As of May 15, 2006, that registration statement was not effective. The registration rights agreement provides for liquidated damages for the failure of the registration statement to become effective. The effect of non-compliance with the terms of the registration rights agreement results in a charge of liquidated damages of 2% of the outstanding balance of the notes per month.

The Company has accrued $4,221,627 of additional interest expense and of this amount, $1,875,000 was paid through the issuance of 250,000 shares ($7.50 per share) of the Company’s common stock in March 2006. This entire amount of $4,221,627 is included in interest expense in the three-month period ended March 31, 2006. The Company has pledged substantially all of its assets as collateral on these notes. The notes provide for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the quarter ended March 31, 2006 on the $34.5 million note was $320,969. The effective interest rate of the note at March 31, 2006 was 13.2%.

Wynthrop Barrington

In June 2005, the Company entered into a convertible note agreement with Wynthrop Barrington Inc. This note had a principal balance of $10,000,000, bears interest at 7.0%, and is due in June 2008. This note is secured by the property in Texas owned by the Company. The note was originally convertible into shares of the Company’s common stock at $49.50 per share. In March 2006, the Company reduced the conversion price of the Wynthrop Barrington note to $3.50. The monthly interest payment on the note is due at the beginning of each month in the amount of $29,667.

The Company estimated the fair value of the embedded conversion feature in the amount of $5,741,458 using the Black-Scholes valuation model with the following assumptions: a term of three years; risk-free rate of 7.0%; volatility of 160.87%; and dividend yield of zero. The initial fair value of the embedded conversion feature of $5,741,458 was recorded as a liability and is marked to market at the end of each reporting period. At March 31, 2006, the liability relating to the embedded conversion feature was adjusted to its new fair value of $1,861,074 resulting in a charge to operations in the amount of $1,453,460.

In March 2006, Wynthrop converted $9 million of the note into 2,571,429 shares of the Company’s common stock at $3.50 per share. The remaining balance owed to Wynthrop Barrington at March 31, 2006 was $1,000,000.

Metropolitan Life Insurance Company

The Company currently owns 50% of the membership units of Kirkland Knightsbridge, LLC (“KKLLC”) and consolidates KKLLC’s financial information for reporting purposes. KKLLC owes Metropolitan Life Insurance Company (“Met Life”) a total of $21,186,832 of which $19,959,333 is principal and $1,227,499 is accrued interest as of March 31, 2006. The Company is not a borrower on the Met Life obligation, but is a guarantor. The original interest rate of the promissory note was 6.5% per annum. The note required KKLLC to make monthly principal and interest payments of $149,115, beginning December 1, 2005 with a balloon payment due on March 1, 2009. Since December 2005, the note has been in default and accruing default interest at a rate of 18 percent per annum. On April 4, 2006, Met Life notified the KKLLC that it has accelerated the amount due under provisions of the promissory note, that the full amount was due and payable, and that it was initiating a foreclosure action against the assets that have been pledged as security (see Note 8). Assets pledged as security for this note are substantially all of the assets of KKLLC, which have a book value of approximately $42,000,000 as of March 31, 2006. Additional guarantees to secure the loan were made by Kirkland Cattle Co., a general partnership and Mr. Larry Kirkland. As the Met Life note payable and the related accrued interest is in default, it has been included as a current liability in the Company’s financial statements as note payable in default.

Long-term debt consists of the following at March 31, 2006 (in thousands):

	At March 31, 2006
	Principal	OID	Net
Note payable, secured, in default, with interest at 18% per annum	$19,959	-	$19,959
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with an interest rate of 7.5% per annum, effective interest rate of 7.7% at March 31, 2006, due in April 2006	5,000	(159)	4,841
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with an interest rate of 7.0% per annum, due in June 2008	1,000	(429)	571
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, effective interest rate of 13.6%	34,500	(26,065)	8,435
Revolving line of credit up to $4,500,000, secured, including $500,000 convertible minimum borrowing note that is convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, effective interest rate of 13.6%	4,165	(3,762)	402
Notes payable with four expiration dates ranging between 2006 and 2011 with interest rates ranging between 4.8% and 10.5% per annum. All notes are secured by operating equipment that has a net book value of $95 at March 31, 2006.	150		150

Total debt	64,774	(30,415)	34,358

Less: current portion	5,000		5,000

Less: note in default	19,959	-	19,959

Long-term debt	$39,665	$(30,415)	$9,400

Long term debt OID accretion for the three-month periods ended March 31, 2006 was $8,156,000.

Future maturities of long-term debt are as follows as of March 31, 2006:

2006	$24,959
2007	-0-
2008	39,665
2009	-0-
2010	-0-
Thereafter	150
$64,774

NOTE 7: Litigation

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies", the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of the filing of this Quarterly Report on Form 10-QSB, to the best of management’s knowledge and belief, the Company faces legal action, either actual or potential, as follows:

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company’s wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with the Company’s wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company’s wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine, containing Andy Warhol's artwork or quotes, that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003 (which was paid); $45,000 on December 15, 2004 (which was paid); $135,000 on December 15, 2005; and $180,000 on December 15, 2006. The Company terminated this agreement in October, 2005, prior to the launch of any Company product containing artwork or quotations created by Mr. Warhol.

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is titled The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc., and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. The Company is currently in discussions with the Foundation to resolve this issue.

Wall Street Communications Suit

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund, Ltd. to the Company in connection with the Company’s financing needs in 2005. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee.

Wall Street Communications Group Inc. filed suit against the Company in state District Court in Boulder County, Colorado. The court issued a default judgment against the Company on December 16, 2005 ordering the Company to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master Fund. Ltd. The court also ordered the Company to issue to Wall Street Communications Group Inc., under the Finder's Fee and Non-Circumvention Agreement, a five-year option to purchase 1,250,000 shares of the Company's common stock at $.31 per share, a second option to purchase 824,621 shares of the Company's common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund, Ltd.

The Company filed motions to: (1) have the default judgment set aside, as the Company had no knowledge of the reported lawsuit until plaintiff's press release; and (2) stay collection until the Company has had an opportunity to respond to the allegations. The court granted the collection stay in March 2006.

The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of the Viansa acquisition and intends to defend against these claims vigorously.

Guy Buffet Suit

On July 9, 2003, the Company entered into a license agreement with Mr. Guy Buffet to market an international collection of wines that blended Mr. Buffet's artistic talent with the winemaking talent of the Company’s winemakers. This collection of wines, each featuring a unique Guy Buffet designed label, initially featured California Chardonnay, Merlot, Cabernet Sauvignon, Sauvignon Blanc wines, and Shiraz wines from Australia. In addition, the Company secured the right to use Guy Buffet’s name, portrait, or picture in advertising and other promotional materials associated with the sale of products licensed under the agreement. The agreement was originally set to expire on July 8, 2006, but the Company cancelled the agreement near the end of 2005.

Mr. Buffet filed suit against the Company in September, 2005, in Hawaii Circuit Court for the First Circuit, alleging that the Company had failed to pay him his fees as specified in the agreement. The action was titled Buffet, et al. v. 360 Global et al. and was assigned case number 05-1-1686-09, On or about February 1, 2006, the Hawaii court found for Mr. Buffet. On or about March 7, 2006, Mr. Buffet entered a sister state judgment in Superior Court in Napa County, California in the principal amount of $90,667.26 against the Company in a case titled Buffet, et al. v. 360 Global, et al. and bearing the case number 26-32744.

In April 2006, the Company and Mr. Buffet reached an agreement to settle the action. Under the terms of the settlement agreement, the Company is to pay Mr. Buffet a total of approximately $102,000 over a five-month period beginning in April 2006 in full settlement of the matter. As of the filing of this Form 10-QSB, the Company has not made payments as scheduled under the settlement agreement, but anticipates that all monies due to Mr. Buffet under the settlement agreement will be remitted to Mr. Buffet by the end of the five-month period.

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005.

The Company reached a settlement agreement with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. As of the filing of this Form 10-QSB, the Company has not made the monthly payments as scheduled

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys’ fees.

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously.

Kirkland Knightsbridge LLC Matter

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC. The Company has taken the position that the financing statement was properly authorized by KKLLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, the Company is cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

NOTE 8: Commitments and Contingencies

Lease Commitments

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows (In thousands):

2006	$1,393
2007	1,199
2008	365
2009	126
Thereafter	173

Total	$3,256

Management’s Plan

As of March 31, 2006, the Company's working capital has been primarily financed with various forms of debt and convertible debt. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

Promissory Note Defaults

As part of the KKLLC acquisition, the Company guaranteed the existing obligation of KKLLC for a promissory note issued originally in the amount of $20,000,000, to Metropolitan Life Insurance Company (“Met Life”) This note was originally made payable to Travelers Insurance Company. The Company’s membership acquisition commitment included the requirement, under certain circumstances, to make all principal and interest payments due under the Met Life promissory note if not paid by KKLLC. That promissory note is now delinquent and KKLLC was notified by Met Life on April 4, 2006 that the loan balance has been accelerated and is due in its entirety.

The amount due Met Life as of March 31, 2006 was $21,186,832, which included interest of $1,227,499 that has been accruing at a default rate of 18% per annum since December 1, 2005. Met Life has indicated that it will be initiating a foreclosure action against the KKLLC assets that are securing the promissory note as well as assets of Kirkland Cattle Co. and other assets of Larry Kirkland. The Company does not have the financial capacity to remedy this loan balance demand. The KKLLC assets that secure the promissory note have a book value at March 31, 2006 of $42,000,000. Accordingly as a result of these actions and because the Company consolidates KKLLC in its financial statements, the entire amount of the note payable has been reclassified as a current liability. The Company’s exposure under its guarantee of the Met Life promissory note is $21,186,832 plus the costs incurred by the lender in collection. To date, the Company, under its guarantee, has not received a demand for payment from MetLife.

Note Payable – General Electric Company

The Company's note payable issuance to General Electric Company in March 2006 became delinquent April 21, 2006 (see Note 6). The Company has secured the note with the outstanding stock of Springer Mining Company.

Potential Forfeiture of the Investment in KKLLC

The agreement between the Company and the other member of KKLLC provides for the Company to register the shares of its common stock issued to KKLLC in April 2004, and as of April 21, 2006, this creates a default event that if not cured within 30 days can cause forfeiture of all of its member units. To date the Company has not received a demand to transfer its units to KKLLC. If the Company had forfeited its units in KKLLC on March 31, 2006, it would have recognized a loss of $8,858,000 on the investment.

NOTE 9: Liability Resulting From The Market Value Guarantee Of The Company’s Common Stock

As part of its acquisition of KKLLC, the Company issued 4,255,320 shares of its common stock with a fair value at the date of the agreement of $10,000,000 ($2.35 per share) to KKLLC. The KKLLC Operating Agreement requires the Company to guarantee that the shares of common stock issued to KKLLC will have a minimum fair value in April 2007 of $10,000,000. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the issuance of the Company’s shares of common stock under the KKLLC Operating Agreement constitutes a conditional obligation; and, accordingly, the $10,000,000 is accounted for as a liability.

The Company consolidates KKLLC, and therefore the 4,255,320 common stock issued in this transaction and held by KKLLC, are recorded as treasury stock.

NOTE 10:  Related Party

In February 2005, an officer and major shareholder transferred 200,000 of his personal shares to an individual as an incentive to lend money to the Company. The value of the shares of common stock transferred by the officer and major shareholder was $94,000, based upon the fair value of the shares ($0.47 per share) at the time of their transfer. The transaction was recorded by the Company as a capital contribution by the officer and major shareholder and as original issue discount on the individual’s related note payable.

NOTE 11: Equity Transactions

Common Stock

Shares issued in a Business Combination

In March 2006, the Company issued 6,800,000 shares of its common stock to an entity in the acquisition of a business (see Note 5) with a value of $51,000,000 based on the fair value of the stock on the date of issuance ($7.50 per share).

Shares Issued for Cash

During the quarter ended March 31, 2006, the Company issued 114,292 shares of its common stock to an individual for cash of $400,000.

Shares Issued to Consultants

In January 2006, the Company issued 176,666 shares of its common stock as partial payment to an entity which is providing investment banking services in the acquisition of BMAC/ First Montauk shares, which is to be completed in 2006. The partial payment has a value of $1,060,000 based upon the fair value of the stock at the date of issuance. In March 2006, the Company issued 223,334 shares of its common stock as the second payment to the entity as additional compensation for the entity’s investment banking services in that same transaction with a value of $1,675,005 based upon the fair value of the stock at the date of issuance (see Note 15).

In March 2006, the Company issued 705,133 shares of its common stock to nine entities or individuals for past consulting services with a value of $5,288,498 based upon the fair value of the stock at the date of issuance.

In March 2006, the Company issued 628,438 shares of its common stock to six entities or individuals for future advertising services with a value of $4,713,285 based upon the fair value of the stock at the date of issuance.

In March 2005, the Company also issued 1,000 shares of its common stock to one entity for past consulting services with a value of $75,000 ($75.00 per share) based upon the fair value of the stock at the date of issuance.

Shares Issued To Employees

In March 2006, the Company issued 75,000 shares of its common stock as compensation to two employees with a value of $562,500 ($7.50 per share) based on the fair value of the stock on the date of issuance.

In February 2005, the Company issued 783 shares of its common stock to eight individuals for past services with a value of $38,775 ($49.50 per share).

Shares Issued To Board Of Director Members

In March 2006, the Company issued 1,764,300 shares of its common stock to four past and present Board of Director members for past services with a total value of $13,232,250, ($7.50 per share) based upon the fair value of the stock at the date of issuance.

Shares Issued In Conjunction With The Issuance Of Debt Instruments

In March 2006, the Company issued 2,571,429 shares of its common stock in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $9,000,000.

In March 2006, the Company issued 250,000 shares of its common stock in satisfaction of penalty charges on a convertible note payable with a value of $1,875,000 ($7.50 per share) based on the fair value of the stock on the date of issuance.

In March 2006, the Company issued 121,811 shares of its common stock in satisfaction of accrued interest and principal on multiple notes payable to an individual at the price of $3.50 per share amounting to $426,339.

Shares Issued In Conjunction with A Minimum Share Guarantee

In March 2006, the Company issued 49,802 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (see Note 3). These shares are valued at $50 or $0.001 (par value).

Warrant Activity and Summary of Outstanding Warrants

During the three-month period ended March 31, 2006, the Board of Directors approved the issuance of warrants to purchase 739,286 shares of the Company’s common stock. The warrants are exercisable at $3.50 per share at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the three-month period ended March 31, 2006, no warrant holders exercised their warrants.

Included in the issuance of warrants to purchase 739,286 shares of the Company’s common stock during the three-month period ending March 31, 2006 is a warrant to purchase 650,000 shares that was issued to Laurus as an incentive to increase the maximum amount borrowable under an existing line of credit (Note 6), a warrant for the purchase of 75,000 shares that was issued to an employee as compensation for future services, and warrants for the purchase of 7,143 shares issued to individuals in conjunction with loans made to the Company (Note 6). During the three-month period ended March 31, 2005, there were two warrants to purchase a total of 3,000 shares issued to two individuals in conjunction with short term loans made to the Company. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123(R) for the three-month period ended March 31, 2006.

A summary of warrant activity for the three-month period ended March 31, 2006 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price
Outstanding,
December 31, 2005	394,002	$43.36	394,002	$43.36
Granted	739,286	$3.50	739,286	$3.50
Exercised	-	-
Outstanding,
March 31, 2006	1,133,288	$17.36	1,133,288	$17.36

At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price
$46.50-600.00	225,719	$75.07	.90	225,719	$75.07
$3.50	764,286	$3.50	13.35	764,286	$3.50
$1.50	33,333	$1.50	1.06	33,333	$1.50
$0.02	109,950	$0.02	4.27	109,950	$0.02
	1,133,288			1,133,288

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the three month period ended March 31, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	$0.00
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of
warrants granted during the three month period:	$7.30

NOTE 12: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

NOTE 13: Interest Expense

Interest expense during the three-month period ended March 31, 2006 consists of the following (in thousands):

Three-Month Period Ended March 31,
2006
Face interest	$3,140
Default interest	5,072
Amortization of original issue discount	8,156
Derivative Instrument Features	82,689
Total	$99,057

Total interest expense	$99,057

Weighted-average number of common shares outstanding	2,641,638
Interest expense per share	$37.50

NOTE 14: Basic Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Net loss (in thousands)	$123,196	$1,698

Weighted-average number of common shares outstanding	2,641,638	298,775
Incremental shares from the assumed exercise of dilutive stock options
Dilutive potential common shares	2,641,638	298,775
Net loss per share:
Basic	$46.64	$5.68
Diluted	$46.64	$5.68

The following securities were not included in the computation of diluted net earnings per share for the three-month periods ended March 31, 2006 and 2005 as their effect would have been anti-dilutive:

	March 31,
	2006	2005
Warrants to purchase common stock	1,133,288	96,822
Potential shares resulting from convertible subordinated notes	12,860,476	70,000
Total	13,993,764	166,822

NOTE 15: Subsequent Event

Purchase Of An Investment - Equity Security - Available For Sale - Noncurrent

The Company has agreed to acquire shares of First Montauk Financial Corp. (“FMFC”). The FMFC shares that are to be acquired are currently held by BMAC (a corporation), which holds 837,643 shares and 10 individuals who hold 2,148,545 shares between them. In total when this transaction is completed, the Company expects to own 2,986,188 of the outstanding shares or 18.7% of FMFC.

The Company will pay BMAC $1,465,875 for its 837,643 shares of FMFC common stock payable in Company’s shares of common stock. The Company shares will be valued at the average closing price for the 60 trading days prior to this transaction’s completion date. If the Company’s average stock price is below $3.50 (stock split adjusted), then the shares will be valued at $3.50.

The Company will pay the 10 individuals $3,759,953 for their 2,148,545 shares of FMFC common stock payable in Company’s shares of common stock. The Company shares will be valued at the average closing price for the 60 trading days prior to this transaction’s completion date. If the Company’s average stock price is below $3.50 (stock split adjusted), then the shares will be valued at $3.50.

FMFC is a holding company whose principal subsidiary, First Montauk Securities Corp. (“FMSC”) operates as a securities broker-dealer and investment adviser registered with the Securities and Exchange Commission. Through FMSC, FMFC executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis. Montauk Insurance Services, Inc., another subsidiary of FMFC, sells a variety of insurance products. FMFC operates within a single business segment whose customers are located primarily throughout the United States

The Company has retained 360 Global Financial LLC 2 (“360GF2”) (not a related party or a variable interest entity) to provide investment banking services to the Company in its acquisition of the shares of FMFC common stock. The agreement with 360GF2 provides for the payment by the Company of 1,200,000 shares of its common stock that was to have been payable in three separate payments of 400,000 shares. During the three-month period ended March 31, 2006, the Company issued the first 400,000 shares of its common stock related to this agreement with a value of $2,735,005 based upon its fair value at the date of issuance and recorded it as a prepaid consulting fee at March 31, 2006. Had the additional 800,000 shares been issued during the three month period ended March 31, 2006, the total investment banking cost on this transaction would have been $8,190,000.

The fair value of FMFC common stock as of March 31, 2006 was $1.00 per share (the stock price as traded on the Over The Counter Bulletin Board) with a then total fair value of $2,986,188 for the 2,986,188 shares that are to be acquired by the Company. The Company is to pay $5,225,828 for its investment in FMFC in Company shares to be determined at the time of the share acquisition transaction. That amount when increased by the investment banking costs described above would have resulted in a total purchase price for the FMFC shares of common stock of $13,415,820. If that transaction occurred on March 31, 2006 the Company would have issued 720,804 shares of its common stock based upon the fair value of the stock and the Company would have adjusted its FMFC common stock to its then current market value resulting in a loss on marketable securities of $10,429,632.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

360 Global Wine Company (the “Company”) is a marketer of alcohol beverage brands in the wine category. The Company believes that there is an abundance of small and mid-sized wineries which lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. The Company believes that by adopting and applying consumer beverage marketing principles within the wine industry, the company can further enhance operating results, creating a competitive advantage over other small and mid-sized wineries.

The Company has recently diversified into two separate mineral extraction operations for granite rock and kaolin. As of the date of this Form 10-QSB, the Company has not begun actual operation of these entities.

The Company has grown predominantly through acquisitions. Through these acquisitions, the Company believes that it has become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the wine category; (3) strengthening its relationships with wholesalers and retailers; (4) expanding its distribution capabilities; (5) enhancing its production capabilities; and (6) acquiring additional management, operational, marketing, and research and development expertise.

The following table highlights the subsidiaries currently held within the consolidated results described in this Form10-QSB:

Name of Subsidiary	Percent Owned
360 Viansa, LLC	100%
Dominion Wines International Ltd.	56%
KFWBA Acquisition Corporation	100%
Kirkland Knightsbridge, LLC	50%
Knightsbridge Torrique	100%
SM Merger Sub Corp.	100%
Springer Mining Corporation	100%
Knightsbridge Fine Wines, Inc.	100%

At March 31, 2006 the Company does not segment its business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

The Company strategy is to grow through a combination of internal growth initiatives and acquisitions. The Company’s internal growth will be driven by leveraging the Company’s existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the wine industry.

We intend to internally increase sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace, thereby reducing average sales cost per product and increasing product variety to our client base. We believe that by increasing our ability to provide an ever-growing inventory of brands and products, we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth. Two key aspects of the Company’s internal growth initiatives include its Tuscan Club private membership club of approximately 15,000 individuals with an interest in having access to exclusive wine and food products, and its’ upcoming launch of Cucina Viansa, a line of mid-priced wines, including: Cabernet Sauvignon, Chardonnay, Merlot, Pinot Grigio and Sangiovese; with targeted first year sales of approximately 100,000 cases in 2006.

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

Mergers, Acquisitions and Divestitures

On March 31, 2006, the Company acquired all of the common stock of Springer Mining Company (“Springer”) and certain mineral rights from 360 Investments, LLC, an unrelated entity. The aggregate purchase price was $54.3 million. 360 Investments LLC held the rights to acquire Springer and an agreement to processing rights to a mineral identified as kaolin. Springer had no operations in 2005 nor during the three-month period ended March 31, 2006. As a result of the acquisition of the common stock and the mineral rights, the Company expects to be a leading producer of high quality kaolin, which is used in the manufacture of paint.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

Revenues

Revenues for the fiscal quarter ended March 31, 2006, were approximately $4,231,000 as compared to approximately $449,000 for the fiscal quarter ended March 31, 2005. This is an increase of approximately $3,782,000. In the first quarter of 2006, the majority of our revenue resulted from our 2005 acquisition of Viansa Winery (“Viansa”), which contributed $3,244,000 to revenue. In the first quarter of 2005, the majority of our revenue resulted from sales of wines and custom services events at our joint venture, KKLLC.

The following table sets forth the net revenues by operating segment of the Company in the first quarters of 2006 and 2005, respectively (in thousands).

	First Quarter 2006 Compared to First Quarter 2005
		Revenues, Net 3 months ending:
Entity:	Ownership	March 31, 2006	March 31, 2005	Increase/ Decrease
360 Global Wine Company	100%	$62	$69	-10%
360 Viansa LLC	100%	3,710	n/a	n/a
KKLLC	50%	459	380	21%

		$4,231	$449	842%

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2006, was approximately $2,310,000, compared to approximately $291,000 for the quarter ended March 31, 2005. This is an increase of approximately $2,019,000. The increase in cost of goods sold is almost exclusively due to the Company’s 2005 acquisition of Viansa.

Gross Profit

Gross profit of approximately $1,921,000 in the first quarter of 2006 compared favorably with gross profit of approximately $159,000 in the prior year first quarter. This improvement in gross profit was due to the 2005 acquisition of Viansa, which added approximately $1,876,000 of gross profit in the first quarter of 2006 versus the first quarter of 2005.

Sales and Marketing Expense

Sales and marketing expenses for the quarter ended March 31, 2006 were approximately $5,969,000. This is up $5,583,000 from the $286,000 in sales and marketing expenditures recorded in the same period in the prior fiscal year. While sales and marketing expense in the first quarter of 2005 were a result of the Company’s establishment, building, and funding of its sales and marketing team, these expenses in the first quarter of fiscal 2006 were largely due to the ongoing selling and distribution costs associated with the Company’s operation of Viansa.

General and Administrative Expense

General and administrative expenses for the fiscal quarter ended March 31, 2006 were approximately $6,140,000. This is up $5,262,000 from the $878,000 in general and administrative expenditures recorded in the same period in the prior fiscal year. Our general and administrative expenses for the quarter ended March 31, 2005 were attributable to costs associated with establishing, building, and supporting our infrastructure, and included various consulting costs, legal and accounting fees, overhead, and salaries. In the quarter ended March 31, 2006, general and administrative costs were more closely associated with the operation and administration of Viansa.

Stock Compensation Expense

During the quarter ended March 31, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses of approximately $15,234,000 for the issuance of these shares during the quarter ended March 31, 2006 and $114,000 for the issuance of these shares during the quarter ended March 31, 2005.

Deferred Financing Costs

During the quarter ended March 31, 2006, the Company maintained $552,000 of deferred financing costs associated with its notes payable. Costs incurred in connection with the issuance of debt or equity are deferred and amortized on the interest rate method over the term of the related debt or financing. Amortization is included in interest expense.

Operating Loss with detail of Non-Cash items

During the first quarter of 2006, the Company recorded an Operating Loss of $25.4 million. Of that Operating Loss, $24.0 million resulted from non-cash items. These non-cash items were stock-based compensation of employees and members of the board of directors of $15.2 million, marketing sponsorships of $4.7 million and general and administrative, and consulting expenses of $4.1 million. All three of these items were paid in the Company's common stock.

For the quarter ended March 31, 2006 the total Selling and Marketing expense was $6.0 million versus $0.3 million for the quarter ended March 31, 2005. Of the difference of $5.7 million, $4.7 million was related to the non-cash marketing expense mentioned above. Additionally, there were sales employee-related costs for the first quarter of 2006 of $0.7 million, while in 2005 those costs were $0.2 million or an increase of $0.5 million.

For the quarter ended March 31, 2006 the total General and Administrative expense was $6.1 million versus $0.9 million for the quarter ended March 31, 2005. Of the difference of $5.2 million, $4.0 million was related to non-cash consulting expenses and $0.1 million in general and administrative employee-related expenses that were paid in the Company's stock. In the quarter ended March 31, 2005, there was no consulting expense. In addition, during the quarter ended March 31, 2006, the Company incurred $0.6 million of legal fees and did not record any legal fees during the same quarter in 2005.

Both the Sales and Marketing and the General and Administrative expenses, in general, were greater in the quarter ended March 31, 2006 than the comparable quarter in 2005 because the first quarter 2006 activity included operating expenses of Viansa which was acquired in the third quarter of 2005 and therefore had no impact on the operating results for the first quarter of 2005.

Interest and Other Expense, Net

We had interest income of approximately $9,000 for the fiscal quarter ended March 31, 2006. For the fiscal quarter ended March 31, 2005, we had no interest income.

Exclusive of interest income and expense, we had net other expense of approximately $28,000 for the quarter ended March 31, 2006 and approximately $178,000 for the quarter ended March 31, 2005.

Minority Interest

Minority interest in the consolidated loss was approximately $1,246,000 for the quarter ended March 31, 2006 and $541,000 for the quarter ended March 31, 2005. This minority interest was a result of our joint venture subsidiary KKLLC.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Net Income

As a result of the above, the net loss for the quarter ended March 31, 2006, was approximately $123,196,000 as compared to a net loss of approximately $1,698,000 for the quarter ended March 31, 2005.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of common stock, the issuance of promissory notes, and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the quarter ended March 31, 2006 was approximately $20,000. The use of cash during this quarter was primarily to fund our operating loss and to increase inventories.

Financing Activities

Cash provided from financing activities for the quarter ended March 31, 2006 was approximately $1,065,000. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the quarter.

Investing Activities

Cash used in investing activities during the first quarter of 2006 was approximately $837,000, the majority of which is due to the acquisition of Springer Mining Company.
Impact of Derivatives on Liquidity

We financed the acquisition of Viansa through a "convertible debt instrument" with Laurus Fund. This means that we issued a note that was convertible into shares of our common stock. We also issued warrants to purchase shares of our common stock to Laurus in connection with this loan.

As the warrants and the embedded conversion feature of this convertible debt meet the accounting definition of "financial instrument derivatives", accounting rules dictate that we must adjust the carrying value of these derivatives at the end of each reporting period (March, June, September and December). Under the rules, these adjustments to the carrying value of the derivatives must be recognized in the accounting records as either non-cash income or non-cash expense to the Company. An increase in the value of the warrants and conversion feature result in a non-cash expense to the Company. A decrease in value results in non-cash income to the Company

In March 2006, we lowered the conversion price of the Laurus and other convertible debt and lowered the exercise price of certain warrants issued in connection with convertible debt to $3.50 per share. This reduction of the exercise price of the warrants and the conversion price of the debt instruments resulted in an increase of $82,689,000 in the value of these derivatives. As explained above, this increase in value of the warrants and conversion features must be recognized as a non-cash expense to the Company. Therefore, the $82,689,000 increase in value of these warrants and conversion features is included in other expense for the three month period ended March 31, 2006.

If we were to have valued these derivatives at May 17, 2006, the value would have been $49,282,857. This would have been a decrease in value since March 31, 2006 and we would have recorded non-cash derivative income of $31,452,960 during that portion of the second quarter of 2006.

The actual value of these derivatives will vary significantly in future quarters and may be higher or lower than the $49,282,857 stated above at June 30, 2006, depending upon market conditions and the price of our stock.

Contractual Obligations and Commitments

The Company incurs certain contractual obligations and commitments from time to time in the normal course of business. Included in these obligations are typically: (1) leasing or mortgage obligations, (2) employment agreements, (3) sales, marketing, distribution and licensing agreements, and (4) anticipated costs of litigation, all of which are discussed in more detail in the Company’s recent filing of its Annual Report on Form 10-KSB in the Notes to Consolidated Financial Statements.

There were no material amounts accrued into the Company’s financial statements for employment agreements, and sales, marketing, distribution and licensing agreements.

Equity Offerings

Deferred Financing Costs

 Costs incurred in connection with the issuance of debt or equity are deferred and amortized using the interest rate method over the term of the related debt. Amortization of deferred financing costs is included in interest expense. Deferred financing costs as of March 31, 2006 were $552,000. Amortization for the three-month periods ended March 31, 2006 and 2005 was $343,000 and $80,000, respectively.

Capital Expenditures

Capital expenditures in the fiscal quarter ended March 31, 2006 were $6,326 compared to capital expenditures of $27 in the first quarter of 2005, due primarily to the Company’s acquisition of Viansa.

Management’s Strategy and Plan for the Future

In order to grow revenues, gross margin and operating income, the company has recently diversified into various ventures and purchases unrelated to the wine industry which management believes are in keeping with the Company’s overall mission, plans and strategy. Management believes that such diversification will also help to minimize any exposure the company might face should any one venture or related group of ventures experience operational or financial difficulty. Finally, management believes such diversification will significantly aid the company in its quest to become profitable.

Cautionary Information Regarding Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Quarterly Report on Form 10-QSB are forward-looking statements about 360 Global Wine Company, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

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

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-QSB are also subject to the following risks and uncertainties: our auditors have expressed substantial doubt about our ability to continue as a going concern; we have a substantial level of indebtedness; we are in default on two of our principal long-term debt obligations; we may not be able to service our current or future levels of required debt from operations; we may not be able to secure sufficient new or outside capital to service our current or future levels of debt; other investors have the right to declare default and may do so in the future; the Company has a long history of illiquidity, including no history of positive cash flow from operations; the Company’s acquisition and joint venture strategies may not be successful; the Company may experience significant difficulty in integrating its recent acquisitions; we may not be able to secure and retain certain key future and existing personnel; the Company may experience difficulty in achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; we may be unable to distinguish our trademarks, brands, and other intellectual property in the marketplace, or may be unable to adequately defend our intellectual property rights in the case of infringement; Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect the Company’s business ; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in interest rates and foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings (or its property is the subject of legal proceedings) that may constitute routine litigation incidental to the business of the Company or may involve claims for damages, which, individually, do not exceed 10% of the current assets of the Company. Set forth below is a description of any legal proceedings that neither constitute "routine litigation" or involve claims for damages that exceed 10% of the Company's current assets:

None

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
(all share amounts are presented on a post-reverse stock split basis)

Shares issued in a Business Combination

In March 2006, the Company issued 6,800,000 shares of its common stock to an entity in the acquisition of a business with a value of $51,000,000 based on the fair value of the stock on the date of issuance ($7.50 per share). The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Shares Issued for Cash

During the quarter ended March 31, 2006, the Company issued 114,292 shares of its common stock to an individual for cash of $400,000. The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Shares Issued to Consultants

In January 2006, the Company issued 176,666 shares of its common stock as partial payment to an entity which provided investment banking services in the acquisition of BMAC/ First Montauk shares, which was completed in April 2006 with a value of $1,060,000 based upon the fair value of the stock at the date issuance. In March 2006, the Company issued 223,334 shares of its common stock as the second payment to the entity as additional compensation for the entity’s investment banking services in that same transaction with a value of $1,675,005 based upon the fair value of the stock at the date issuance.

In March 2006, the Company issued 705,133 shares of its common stock to nine entities or individuals for past consulting services with a value of $5,288,498 based upon the fair value of the stock at the date issuance.

In March 2006, the Company issued 628,438 shares of its common stock to six entities or individuals for future advertising services with a value of $4,713,285 based upon the fair value of the stock at the date issuance.

The Company also issued 1,000 shares of its common stock to one entity for past consulting services with a value of $75,000 based upon a $75.00 per share stock price.

The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Shares Issued To Employees

In March 2006, the Company issued 75,000 shares of its common stock as compensation to two employees with a value of $562,500 based on the fair value of the stock on the date of issuance.

In February 2005, the Company issued 783 shares of its common stock to eight individuals for past services with a value of $38,775 based upon a $49.50 per share stock price.

The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Shares Issued To Board Of Director Members

In March 2006, the Company issued 1,764,300 shares of its common stock to four past and present Board of Director members for past services with a total value of $13,232,250 based upon the fair value of the stock at the date of issuance.

Shares Issued In Conjunction With The Issuance Of Debt Instruments

In March 2006, the Company issued 2,571,429 shares of its common stock in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share with a total value of $9,000,000.

In March 2006, the Company issued 250,000 shares of its common stock in satisfaction of accrued interest on a convertible note payable with a value of $1,875,000 based on the fair value of the stock on the date of issuance.

In March 2006, the Company issued 121,811 shares of its common stock in satisfaction of accrued interest and principal on multiple notes payable to an individual at the price of $3.50 per share amounting to $426,339.

The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Shares Issued In Conjunction with A Minimum Share Guarantee

In March 2006, the Company issued 49,802 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (see Note 3). These shares are valued at $50 or $0.001 (par value). The shares of common stock issued by the Company were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4 (2) of the Securities Act for issuances not involving a public offering.

Warrant Activity and Summary of Outstanding Warrants

During the three-month period ended March 31, 2006, the Board of Directors approved the issuance of warrants to purchase 739,286 shares of the Company’s common stock. The warrants are exercisable at $3.50 per share at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the three-month period ended March 31, 2006, no warrant holders exercised their warrants.

Included in the issuance of warrants to purchase 739,286 shares of the Company’s common stock during the three-month period ending March 31, 2006 is a warrant to purchase 650,000 shares that was issued to a lender as an incentive to increase the maximum amount borrowable under an existing line of credit, a warrant for the purchase of 75,000 shares that was issued to an employee as compensation for future services, and two warrants each for the purchase of 7,143 shares issued to individuals in conjunction with loans made to the Company. During the three-month period ended March 31, 2005, there were two warrants to purchase a total of 3,000 shares issued to two individuals in conjunction with short term loans made to the Company. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123(R) for the three-month period ended March 31, 2006.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Metropolitan Life Insurance Company

The Company currently owns 50% of the membership units of Kirkland Knightsbridge, LLC (“KKLLC”) and consolidates KKLLC’s financial information for reporting purposes. KKLLC owes Metropolitan Life Insurance Company (“Met Life”) a total of $21,186,832 of which $19,959,333 is principal and $1,227,499 is accrued interest as of March 31, 2006. The Company is not a borrower on the Met Life obligation, but is a guarantor. The original interest rate of the promissory note was 6.5% per annum. The note required KKLLC to make monthly principal and interest payments of $149,115, beginning December 1, 2005 with a balloon payment due on March 1, 2009. Since December 2005, the note has been in default and accruing default interest at a rate of 18 percent per annum. On April 4, 2006, Met Life notified the KKLLC that it has accelerated the amount due under provisions of the promissory note, that the full amount was due and payable, and that it was initiating a foreclosure action against the assets that have been pledged as security (see Note 8). Assets pledged as security for this note are substantially all of the assets of KKLLC, which have a book value of approximately $42,000,000 as of March 31, 2006. Additional guarantees to secure the loan were made by Kirkland Cattle Co., a general partnership and Mr. Larry Kirkland. As the Met Life note payable and the related accrued interest is in default, it has been included as a current liability in the Company’s financial statements as note payable in default.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Document
10.1
Stock Purchase Agreement by and among the Company, BMAC Corp., and the stockholders of BMAC dated January 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006).

10.2
Form of Stock Purchase Agreement by and between the Company and each of certain stockholders of First Montauk Financial Corp. dated January 13, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2006).

10.3
Stock Purchase Agreement dated March 9, 2006 by and between General Electric Company and Samson Investment Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

10.4
First Amendment to Stock Purchase Agreement dated March 31, 2006 by and between General Electric Company and Samson Investment Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

10.5
Assignment, Assumption, and Novation Agreement dated March 31, 2006 by and among Samson Investment Company, 360 Investments LLC, and General Electric Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

10.6
Assignment, Assumption, and Novation Agreement dated March 31, 2006 by and among the Company, 360 Investments LLC, and General Electric Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

10.7
Straight Promissory Note dated March 31, 2006 issued by the Company to General Electric Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

10.8
Pledge and Security Agreement dated March 31, 2006 by the Company in favor of General Electric Company (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on April 7, 2006).

21.1+	List of Subsidiaries.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2006
360 Global Wine Company.

	By:	/s/ Joel Shapiro
Joel Shapiro
Chief Executive Officer

By:	/s/ Lynn Fetterman
Lynn Fetterman
Chief Operating Officer, and
Chief Financial Officer