Form 10QSB
period 2006-06-30
360 GLOBAL WINE CO
filed 2006-08-23
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-50146
(Commission file number)

360 GLOBAL WINE COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	98-231440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25200 Arnold Drive, Sonoma, California, 95476
(Address of principal executive offices)

(707) 934-4039
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of August 21, 2006 was 7,028,989.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

360 GLOBAL WINE COMPANY
Table of Contents

		Page Number
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)	F-1 - F-2

	Condensed Consolidated Statements of Operations for the
	three and six month periods ended June 30, 2006 and 2005 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for each of the
	six month periods ended June 30, 2006 and 2005 (unaudited)	F-4 - F-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6 - F-47

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Exhibits	16

SIGNATURES		16

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

360 Global Wine Company and Subsidiaries

Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

360 Global Wine Company and Subsidiaries

Index to the Condensed Consolidated Financial Statements

As of June 30, 2005 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$99,932
Accounts receivable - trade, net	489,673
Inventories, net	13,496,736
Prepaid expenses	789,494
Net assets of discontinued operations	2,400,000

Total current assets	17,275,835

Property, vineyards, plant and equipment, net	12,958,804
Assets held-for-sale	12,524,269
Other assets, net	547,702
Intangible assets	21,269
Total assets	43,327,879

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Note payable in default		$5,000,000
Accounts payable - trade		3,585,442
Other accrued expenses and liabilities		1,339,358
Accrued interest payable		5,011,245
Notes payable, short term		4,288,613
Financial instrument derivatives		55,128,517
Stock value guarantee		10,000,000
Total current liabilities		84,353,175
Notes payable - long term		14,668,376
Total liabilities		99,021,551
Shareholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 6,522,627 shares issued and outstanding as of June 30, 2006		6,523
Additional paid-in capital		49,501,747
Accumulated deficit:
Accumulated deficit as of December 31, 2005	(8,605,673)
Loss for the six-month period ended June 30, 2006	(96,596,269)
Total accumulated deficit		(105,201,942)

Total shareholders' deficit		(55,693,672)

Total liabilities and shareholders' deficit		43,327,879

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Month and Six Month Periods Ended June 30, 2006 and 2005

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues	$4,259,192	$84,335	$8,018,701	$244,377
Cost of goods sold	2,602,456	6,579	4,955,418	40,455

Gross profit	1,656,736	77,756	3,063,283	203,922
Operating expenses from continuing operations:
Sales and marketing	1,329,065	151,795	7,064,742	434,054
General and administrative	1,080,179	171,275	6,269,676	458,298
Legal fees	424,353	36,587	687,873	64,354
Employee stock compensation expense	191,250	-	13,277,250	38,775
Total operating expenses	3,024,847	359,657	27,299,541	995,481
Loss from continuing operations	(1,368,111)	(281,901)	(24,236,258)	(791,559)
Other expense from continuing operations:
Interest expense:
Interest expense	(1,203,714)	(1,266,932)	(6,659,058)	(1,571,109)
Interest expense - original issue discount accretion	(3,777,557)	(748,081)	(12,739,378)	(1,442,807)
Interest expense - derivative financial instruments	(374,133)	-	(6,245,007)	-

Total interest expense	(5,355,404)	(2,015,013)	(25,643,443)	(3,013,916)
Gain (loss) on financial instrument derivatives	32,279,546	2,903,246	(43,324,879)	851,790
Other expense	(40,623)	(3,458)	-	(6,369)
Total other income (expense) from continuing operations	26,883,519	884,775	(68,968,322)	(2,168,495)
Income (loss) from continuing operations	$25,515,406	$602,874	$(93,204,580)	$(2,960,054)
Discontinued operations:
Loss from discontinued operations	-	(343,801)	(2,491,689)	(884,787)
Loss on disposal of discontinued operations	-	-	(900,000)	-

Net income (loss)	25,515,406	259,073	(96,596,269)	(3,844,841)

Earnings (loss) per share of common stock
Basic:
Income (loss) from
Continuing operations	$3.91	$2.00	$(24.67)	$(9.97)
Discontinued operations	-	(1.14)	(0.90)	(2.98)
Net income (loss) per common share - basic	$3.91	$0.86	$(25.57)	$(12.95)
Diluted:
Income (loss) from
Continuing operations	1.29	1.58	(24.67)	(9.97)
Discontinued operations	(0.17)	(0.90)	(0.90)	(2.98)
Net income (loss) per common share - diluted	$1.12	$0.68	$(25.57)	$(12.95)
Weighted average number of common shares - basic	6,519,698	301,815	3,778,249	296,897
Weighted-average number of common shares assuming dilution	19,773,335	381,319	3,778,249	296,897

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Six Month Periods Ended June 30, 2006 and 2005

	For the Six-Month Periods Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(96,596,269)	$(3,844,841)
Net loss from discontinued operations	(3,391,689)	(884,787)
Net loss from continuing operations	(93,204,580)	(2,960,054)

Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	(86,419)	(12,058)
Decrease in the allowance for bad debts	(769)	615
Non-cash interest expense	8,294,478	1,410,597
Accretion of original issue discount interest expense	12,739,378	1,442,807
Securities issued for services	22,123,329	191,275
Loss on financial instrument derivatives	43,324,879	(851,790)
Adjustments to net income of continuing operating activities	86,394,876	2,181,446
Decrease (increase) in assets:
Accounts receivable	209,548	-
Inventories	1,114,936	154,376
Prepaid expenses	(436,055)	(216)
Other current assets	128,540	(107,484)
Increase (decrease) in liabilities:
Accounts payable-trade	(1,743,560)	(57,560)
Accrued expenses	3,163,206	278,628
Cash used by continuing operations	(4,373,079)	(510,864)
Cash used by discontinued operations	(1,085,502)	(19,409)
Cash used in operating activities	(5,458,581)	(530,273)
Cash flows used in investing activities:
Sale of bottling equipment	282,397	24,111

Cash used in investing activities	282,397	24,111
Cash flows provided by (used in) financing activities:
Sale of common stock	$250,000
Proceeds from notes payable	4,941,904	$490,000
Payment on notes payable		(6,000)
Repayment of note payable not representing unamortized discount	(44,793)
Cash flow provided by (used in) continuing operations financing activities	5,147,111	484,000
Net increase (decrease) in cash	(29,073)	(22,162)
Cash at beginning of period	129,005	22,162
Cash at end of period	$99,932	$-

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Six Month Periods Ended June 30, 2006 and 2005

Supplemental Disclosure of Cash Flow Information

For the Six-Month Periods Ended
	June 30, 2006	June 30, 2005
Cash paid during the fiscal years for:
Interest	-	-
Income taxes	-	-

Non-Cash Transactions

Debt conversion:
Conversion of notes payable	$9,426,339	-
Issuance of common stock	$(9,426,339)	-

Identification of assets held-for-sale:
Increase of assets held-for-sale	$12,524,269	-
Decrease in fixed assets	$(5,925,000)	-
Decrease in natural resource	$(6,599,269)	-

Creation of financial instrument derivatives:
Origination of financial instrument derivatives	$(8,287,548)	-
Decrease in the debt instruments resulting from the related financial instrument derivatives	$8,287,548	-

Investment in discontinued operation:
Issuance of note payable	$(2,400,000)	-
Non-cash portion of discontinued operation acquisition	$2,400,000	-

Other

Reconciliation of cash used by discontinued operations:
Net loss from discontinued operations	$(3,391,689)	(884,787)
Loss from discontinued operations	$2,306,187	865,378
	$(1,085,502)	(19,409)

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

1.	Business and the Basis of Presentation

Description of Business

The Company operates a winery and is a marketer of premium wine brands. The Company's growth has been predominantly through acquisitions. Through these acquisitions and other anticipated in the future, the Company believes that it can become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the alcoholic wine category; (3) strengthening its relationships with wine wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capabilities; and (6) acquiring additional viticultural management, marketing and operational and research and development expertise.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by 360 Global Wine Company and its subsidiaries (the “Company”), without audit, pursuant to Rule 310 of Regulation SB applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted as permitted by Rule 310 of Regulation SB. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (Note 2). Results of operations for interim periods are not necessarily indicative of annual results.

2.	Correction of Errors

Accumulated deficit as of March 31, 2006 and June 30, 2005, has increased by $1,653,321 and $6,026,519, respectively. Additional paid-in-capital as of March 31, 2006 and June 30, 2005, has decreased by $54,255,908 and $10,723,306, respectively. The changes made by the Company are to correct errors made during the periods being reported upon relating to recognition and accretion of original issue discount (“OID”) and the recognition of financial instrument derivatives, loss reported on the divestiture of a subsidiary, the recording of a subsidiary acquisition, accrual of default interest on notes payable, the valuation of warrants issued for services, the value of personally owned shares of the Company’s Chief Executive Officer used for the benefit of the Company, and costs related to the minimum share price guarantee on shares issued in a joint venture. The was a net error effect on net loss for the six-month period ended June 30, 2006 as a result of the need to make corrections at March 31, 2006 which amounted to a reduction of the quarter's net loss of $1,084,344 . As of March 31, 2006 and for the three-month period then ended:

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

2.	Correction of Errors, Continued

	Previously	Increase
	Reported	(Decrease)	Restated
Cash	$339,000	$(52,449)	$286,551
Accounts receivable	440,000	109,651	549,651
Inventory	13,936,000	4,974	13,940,974
Prepaid and other	3,652,000	(3,064,906)	587,094
Total current assets	18,367,000	(3,002,730)	15,364,270
Property, vineyards, plant and equipment	107,295,000	(88,325,676)	18,969,324
Natural resources	6,500,000	99,269	6,599,269
Goodwill	5,935,000	(5,935,000)
Deferred financing costs	552,000	(552,000)
Net assets of discontinued operations		2,400,000	2,400,000
Other assets	634,000	135,010	769,010
Total non-current assets	120,916,000	(92,178,397)	28,737,603
Total assets	139,283,000	(95,181,127)	44,101,873
Accounts payable	5,202,000	(2,065,055)	3,136,945
Accrued expense	7,256,000	(1,436,250)	5,819,750
Short-term notes payable	6,300,000	1,678,855	7,978,855
Total current liabilities	18,758,000	(1,822,450)	16,935,550
Notes payable	35,587,000	(23,323,434)	12,263,566
Derivative liabilities	87,950,000	(1,466,522)	86,483,478
Stock value guarantee	10,000,000	-	10,000,000
Total non-current liabilities	133,537,000	(24,789,956)	108,747,044
Total liabilities	152,295,000	(26,612,406)	125,682,594
Minority interest	12,650,000	(12,650,000)	-
Shareholders deficit:
Common stock	14,000	(7,485)	6,515
Additional paid-in capital	103,386,000	(54,255,908)	49,130,092
Other equity	(4,000)	(2,007)	(6,007)
Accumulated deficit at December 31, 2005	(5,862,000)	(2,737,665)	(8,599,665)
Net income (loss) for 2005	(123,196,000)	1,084,344	(122,111,656)
Accumulated deficit at March 31, 2005	(129,058,000)	(1,653,321)	(130,711,321)
Total equity	(25,662,000)	(55,918,721)	(81,580,721)
Total liabilities and shareholders' deficit	$139,283,000	$(95,181,127)	$44,101,873

As of June 30, 2005 and for the six-month period then ended:

	Previously	Increase
	Reported	(Decrease)	Restated
Cash	$11,408	$(24,808)	$(13,400)
Accounts receivable	(99,682)	109,682	10,000
Inventory	5,616,564	(5,558,429)	58,135
Prepaid and other	485,308	(472,821)	12,487
Total current assets	6,013,598	(5,946,376)	67,222
Property, vineyards, plant and equipment	38,284,972	(38,226,418)	58,554
Note receivable	-	-	-
Goodwill	28,588	(28,588)	-
Deferred financing costs	1,071,369	(1,071,369)	-
Net assets of discontinued operations	-	3,819,804	3,819,804
Other assets	433,962	(82,724)	351,238
Total non-current assets	39,818,891	(35,589,295)	4,229,596
Total assets	45,832,489	(41,535,671)	4,296,818
Accounts payable	2,471,972	(588,171)	1,883,801
Accrued expense	545,877	115,866	661,743
Short-term notes payable	5,157,835	(2,343,904)	2,813,931
Total current liabilities	8,175,684	(2,816,209)	5,359,475
Notes payable	22,892,526	(19,613,680)	3,278,846
Derivative liabilities	-	3,350,049	3,350,049
Stock value guarantee	-	10,000,000	10,000,000
Total non-current liabilities	22,892,526	(6,263,631)	16,628,895
Total liabilities	31,068,210	(9,079,840)	21,988,370
Minority interest	15,681,546	(15,681,546)	-
Shareholders deficit:
Common stock	43,891	(43,581)	310
Additional paid-in capital	21,208,642	(10,723,306)	10,485,336
Other equity	(25,027)	19,122	(5,905)
Accumulated deficit at December 31, 2004	(18,280,982)	(6,045,470)	(24,326,452)
Net income (loss) for 2005	(3,863,792)	18,951	(3,844,841)
Accumulated deficit at June 30, 2005	(22,144,774)	(6,026,519)	(28,171,293)
Total shareholders’ deficit	(917,268)	(16,774,284)	(17,691,552)
Total liabilities and shareholders' deficit	$45,832,488	$(41,535,670)	$4,296,818

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the consolidated financial statements of Kirkland Knightsbridge, LLC ( a California limited liability company) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and the subsidiary as a discontinued operations (Note 4).

Use of Estimates and Assumptions

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of securities used as employee compensation and for services, the valuation of securities used in business combinations, the allocation of the purchase price in business combinations, the issuance of debt and equity security instruments, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Revenue Recognition

The Company’s primary streams of wine revenue include:

•	Commission sales
•	Retail sales
•	Catalog sales
•	E-commerce sales, and
•	Wine club sales

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Revenue Recognition, Continued

Revenue is recognized for these income streams when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions in revenues. Revenue from items sold through the Company’s retail locations is recognized at the time of sale, including commission sales. The costs of commissions are treated as reductions of revenues. No Company products are sold on consignment.

Cost of Goods Sold

The types of costs the Company included in cost of goods sold for its wine products are raw materials, packaging materials, vinting costs, plant administrative support and overheads subject to inclusion in inventory, and freight and warehouse costs (including distribution network costs) for the winery operations. Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Selling, General and Administrative Costs

Costs included in selling and general and administrative expenses consist predominately of advertising, promotion, and non-manufacturing administrative overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at June 30, 2006 were immaterial. Advertising costs for the three-month and six month periods ended June 30, 2006 were $131,600 and $193,791, respectively. The Company incurred no advertising costs in 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of June 30, 2006, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within a period of 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted to $489,673 at June 30, 2006 and reflected a $5,202 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the premium wine economy and the industry as a whole. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company’s recognition of the notes payable and convertible notes payable net of related original issue discount (“OID”) and beneficial conversion features ("adjustments"). This OID results from warrants and embedded beneficial conversion features related to the debt instruments. The Company recognized financial instrument derivatives at the time of issuances. The accretion of OID is recognized as an expense over the initial life of the convertible promissory note as an adjustment of the effective interest rate. Financial instrument derivatives related to debt transactions are initially recorded at their fair value. The stock value guarantee is recorded at the maximum face value of the guarantee (Note 9).

Inventories

Bulk wine and cased wine goods are stated at the lower of average cost, which approximates first-in, first-out (“FIFO”) method, or market value. Inventories of supplies are stated at the lower of FIFO cost. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized crop costs amounted to $84,652 and $140,685 for the three-month and six-month periods ended June 30, 2006, respectively.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Inventories, Continued

At June 30, 2006, inventory consisted of the following:
June 30, 2006
Deferred farming cost	$242,846
Finished goods	4,739,569
Bulk wines	8,244,552
Retail products	269,769

Total	$13,496,736

Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold within one year. Each specific grape crop harvested is pressed into a single production unit ("vintage"). However, each vintage is not sold entirely in a single year. Inventories of each year’s vintage are normally carried over and sell for several years after their initial pressing.

Property, Vineyards, Plant and Equipment

Property, vineyards, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation and amortization expenses are computed using the straight-line method over the estimated lives of the related assets, as follows:

Years

Land improvements	25
Vineyards	25
Buildings	40
Cooperage	40
Equipment	3-7

Costs incurred in developing vineyards and related interest costs are capitalized until the vineyards become commercially productive. Routine maintenance and repairs are charged as period operating costs as incurred. The costs of significant improvements are capitalized. Gains or losses on the disposition of assets are included in operations in the period of asset disposition.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Property, Vineyards, Plant and Equipment, Continued

The assets held-for-sale are removed from property, vineyards, plant and equipment classification and shown separately on the balance sheet at their fair value (anticipated sales price less the cost to sell). The fair values that are less than the recorded net book value of the assets at the time they are identified are charged to operations and no further depreciation is recognized.

Long-lived assets, including property, vineyards, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying value of the assets are reduced to its fair value.

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Compensation, Continued

are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation,” under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

Stock Split

In September 2005, the Company’s Board of Directors and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150, effective for shareholders of record as of February 28, 2006. For those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, had their share holdings of such stockholders were rounded up to a lot of 100 shares (Note 11). In addition, all references in these condensed consolidated financial statements to weighted average number of shares, loss per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the reverse stock split.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

3.	Summary of Significant Accounting Policies, Continued

Basic and Diluted Net Loss per Share

In accordance with FASB Statement No. 128, "Earnings per Share", the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. Net losses were incurred in certain of the periods presented, and in those instances, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive. Potentially dilutive common stock equivalents would include the common stock issuable based upon conversion features provided in debt security instruments and the exercise of warrants.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

4.	Discontinued Operations

Kirkland Knightsbridge, LLC

In May 2006, the Company adopted a formal plan to discontinue its support of the KKLLC joint venture. Initial Company assumptions related to cost savings and efficiencies were never realized and the wines marketed under the KKLLC labels did not achieve anticipated market acceptance. In addition, the relationship between the Company and its joint venture partner had become so strained as to make the Company's continued participation in the operation impracticable. Based on these facts, the Company concluded that it had lost the ability to control the joint venture and, accordingly, determined not to continue to fund its operations and long-term debt and elected to report the joint venture and its operations as a discontinued operation.

The Company’s plan to discontinue operations for the KKLLC joint venture operation has resulted in material reduction of the joint venture’s day-to-day operations due to the Company's decision to discontinue its support of the operation. Currently, it is the Company's belief that the only liabilities related to its plan as of June 30, 2006 are the market value guarantee of the Company’s common stock of $10,000,000 which was recorded in 2004 (Note 11) and the contingent liability resulting from the Company's corporate guarantee of the Metropolitan Life Insurance Company ("MetLife") note (Notes 7 and 10).

The Company has accounted for the KKLLC discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through June 30, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $0 and $2,491,689 for the three month and six-month periods ended June 30, 2006, respectively and $343,801 and $884,787 for the three month and six- month periods ended June 30, 2005, respectively. The carrying value of the Company’s investment in KKLLC joint venture at June 30, 2006 due to the Company's decision not to intervene in the anticipated August 23, 2006 KKLLC joint venture asset foreclosure sale (Note 5 - Metropolitan Life Insurance Company) has been reduced to zero .

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

4.	Discontinued Operations, Continued

The assets and liabilities that create the net asset of the KKLLC joint venture discontinued operation as presented under the caption “Net assets of discontinued operations” in the Company's accompanying balance sheet at June 30, 2005 are as follows:

Assets of the discontinued operation:
	2006	2005

Cash	—	$24,808
Accounts receivable	—	107,338
Inventories	—	5,662,438
Property and equipment, net	—	38,226,419
Other assets	—	1,083,461

Total assets	—	$45,104,464
Liabilities of the discontinued operation:
Accounts payable and accrued liabilities	—	$748,688
Note payable plus related accrued interest payable	—	22,317,982
Minority interest	—	10,636,570
Loss from disposal	—	7,581,420

Total liabilities	—	$41,284,660

Net asset of the discontinued operation - KKLLC	—	$3,819,804

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

4.	Discontinued Operations, Continued

Selected results of operations information for the KKLLC discontinued operation are presented below for the three and six month periods ended:

	For the Three-Month Periods Ended
	June 30, 2006	June 30, 2005
Net sales	$0	$177,620

Pretax loss	$0	343,801
Income taxes	-	-

Net loss of the discontinued operation	$0	$343,801

	For the Six-Month Periods Ended
	June 30, 2006	June 30, 2005

Net sales	$28,128	$314,008

Pretax loss	$2,491,688	$884,787
Income taxes	-	-

Net loss of the discontinued operation	$2,491,688	$884,787

Metropolitan Life Insurance Company

The Company has owned its 50% interest in the member units of KKLLC and since May 2006 has reported it as a discontinued operation. KKLLC, the Kirkland Cattle Company (a California partnership) (KKLLC's sole other member) ("Kirkland Cattle") and Larry Kirkland (an individual)("Kirkland") (as a group referred to as "the obligors"), owe Metropolitan Life Insurance Company (“MetLife”) a total of $22,085,002 of which $19,959,333 is principal and $2,125,669 is accrued interest as of June 30, 2006.

The original interest rate of the promissory note was 6.5% per annum. The note required KKLLC to make monthly principal and interest payments of $149,115, beginning December 1, 2005 with a balloon payment due on March 1, 2009. Since December 2005, the note has been in default and accruing default interest at a rate of 18 percent per annum. On April 4, 2006, MetLife notified the obligors and the Company as a guarantor that it had accelerated the amount due under a provision of the promissory note. A foreclosure sale of KKLLC assets securing this note is to be held on August 23, 2006.

Security for this note is substantially all of the assets of KKLLC, which have a book value of approximately $42,000,000 as of June 30, 2006, and the assets of Kirkland Cattle and Kirkland. The Company is not an obligor on the MetLife note, but is a guarantor.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

4.	Discontinued Operations, Continued

Springer Mining Company

In June 2006, the Company adopted a formal plan to discontinue its recent acquisition of Springer Mining Company (“Springer”) in its initial efforts to develop a business segment involved in mineral processing. In March 2006, the Company acquired all of the common stock of Springer, whose assets are located in Nevada. The Springer mineral processing facility, prior to the Company's acquisition of its outstanding stock, had been inactive. Prior to the Company's acquisition of Springer it entered negotiations with an entity that was to provide mineral processing rights.

In conjunction with the issuance of the short term note payable to General Electric related to the Springer stock purchase agreement, the Company entered into a security agreement in which all of the issued and outstanding shares of Springer stock were pledged as collateral for the note payable and held in escrow. The due date of the promissory note was extended to June 30, 2006. The Company did not make the required payment and General Electric Company foreclosed upon the Springer shares held in escrow in July 2006.

5.	Assets Held-For-Sale

In April 2006, in connection with its strategies planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale.

An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at June 30, 2006 amount to $12,524,269. This estimate of the amount anticipated to be realized on their disposition is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainderance allocable to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and had been dormant for more than two years prior to its acquisition. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction with a note face value of $38,808,452 as of June 30, 2006 (Note 7).

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

6.	Property and Equipment

Property and equipment at June 30, 2006 consisted of the following:

June 30, 2006
Land	$3,728,909
Cultivated land	877,486
Buildings, improvements and equipment	8,811,493

Total property and equipment	13,417,888
Less: accumulated depreciation and amortization	(459,084)

Property and equipment, net	$12,958,804

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable

Short-Term Notes Payable

Short-term notes payable consists of the following at June 30, 2006:

	At June 30, 2006
	Principal	OID	Net
Convertible promissory notes payable to an entity, unsecured, with face interest rate of 6% per annum accruing interest at the 12.5% default rate	559,834		559,834
Promissory notes payable to 5 individuals and 1 entity unsecured, with interest rates ranging from 6% to 10% per annum (10%-19% default)	994,115		994,115
Short-term notes payable to 11 individuals from a March 2006 private placement, with an interest rate of 9.0% per annum and an effective interest rate of 21.0% at June 30, 2006	262,500	(86,228)	176,272
Promissory notes payable to an entity, secured by all of the shares of Springer mining Company, with an interest rate of 6% per annum	2,400,000	-	2,400,000
Note payable - Other	158,392	-	158,392
Short-term notes payable at June 30, 2006	$4,374,841	$(86,228)	$4,288,613

Short-term notes payable original issue discount accretion for the six-month periods ended June 30, 2006 and 2005 was $88,241 and $67,807, respectively.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Short-Term Notes Payable, Continued

Convertible Notes Payable issued with Stock Purchase Warrants

In March and April 2006 in a private placement to qualified buyers and accredited investors, the Company sold 10 ½ Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $262,500 were allocated $140,163 to the warrants and $122,337 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On June 30, 2006, the unamortized discount on the notes was $86,228.

Other Short-Term Note Payable

In May 2006, the company issued a promissory note payable to an individual for cash of $212,000. The note matures in August 2006 and has an interest rate of 6% per annum.  All principal and accrued interest was due at the time of maturity.

In January 2006, the Company issued a promissory note payable to an individual for cash of $200,000. The note had a maturity date in March 2006 and an interest rate of 6% per annum. Interest is now accruing at the default rate of 10% per annum. All principal and accrued interest was due at the time of maturity. The note and accrued interest remains unpaid at the date of this report.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt

	At June 30, 2006
	Principal	OID	Net
Secured notes payable
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum and was due in April 2006 (this note payable is now in default)	$5,000,000	-	$5,000,000
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.0% per annum, due in June 2008	1,000,000	$(651,119)	348,881
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, with an effective interest rate of 8.0% for the six month period ending June 30, 2006	34,500,000	(23,189,560)	11,310,440
Revolving line of credit up to $4,500,000, secured, including $500,000 convertible minimum borrowing note that is convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, with an effective interest rate of 8.0% for the six month period ending June 30, 2006	4,308,452	(1,440,682)	2,867,770
Notes payable with four expiration dates ranging between 2006 and 2011 with interest rates ranging between 4.8% and 10.5% per annum. All notes are secured by operating equipment	141,285	-	141,285
Total debt	44,949,737	(25,281,361)	19,668,376
Less: note in default	5,000,000	-	5,000,000
Long-term debt	$39,949,737	$(25,281,361)	$14,668,376

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Long term debt OID accretion for the three month periods ended June 30, 2006 and June 30, 2005 was $3,695,034 and $687,500 respectively and for the six-month periods ended June 30, 2006 and June 30, 2005, $12,651,137 and $1,375,000, respectively.

Future maturities of long-term debt are as follows as of June 30, 2006:

2007	$28,257
2008	1,028,257
2009	28,257
2010	38,836,709
2011 and thereafter	28,257
$39,949,737

Gryphon Master Fund

In 2003, the Company entered into two convertible note agreements with Gryphon Master Fund (“Gryphon”). At their inception, these notes had a combined principal balance of $3,500,000. In April 2004, these two notes were combined and the principal balance was increased to a total of $5,500,000. This note bears interest at 7.5% and was due in April 2006. In September 2004, the Company issued a $700,000 short-term note to pay interest due and to prepay future interest on the Gryphon convertible note. This note was paid in July 2005. In addition, an officer and major shareholder was required to pledge his stock as an additional guarantee in September 2004. In July 2006, Gryphon formally filed a notice of default on the note. The Company is currently in discussions with Gryphon regarding the conversion of this debt into equity of the Company to the extent permitted by the terms of the note. Originally, the Company had pledged certain of its assets as collateral for this note. The collateral position held by Gryphon was subordinated to Laurus in July 2005.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

During 2003, the Company issued Gryphon and a placement agent the following warrants to purchase shares of its common stock:

	Number of Warrants
		Placement
	Gryphon	Agent	Price
Initial note balance:
$1,500,000	2,778	167	$360.00
$2,000,000	7,407	400	$105.00

Total issued in 2003	10,185	567

During 2004, in connection with the additional loan of $2,000,000 from Gryphon, the Company reduced the exercise price of the warrants previously issued to Gryphon in 2003 to $105 per share, and issued Gryphon and a placement agent the following additional warrants to purchase shares of its common stock:

	Number of Warrants
		Placement
	Gryphon	Agent	Price
Increase in note balance due to rewrite:
$2,000,000	10,185	933	$105.00
	33,333	-	$1.50

Total issued in 2003	43,518	933

Total issued	53,703	1,500

The $1,500,000 and $2,000,000 notes that originated during 2003 were convertible into shares of the Company’s common stock at $270.00 per share. In April 2004, in connection with the increase in the note balance to $5,500,000, the conversion price was reduced to $105 per share. In March 2006, the Company reduced the conversion price of the Gryphon note and the exercise price of the $105.00 warrants issued to Gryphon to $3.50 per share. Upon conversion, the conversion right could result in the issuance of 1,428,571 shares of the Company’s common stock based on the $5,000,000 balance at the time of the reduction in the conversion price. The exercise price of the warrants issued to the placement agent was not reduced.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note or the exercise of the warrants. Because the ability to register the shares to be issued upon exercise and conversion is deemed to be outside the control of the Company, the initial fair value of the warrants and the initial fair value of the embedded conversion feature of the note were recorded as a financial instrument derivative liability and are marked-to-market at the end of each reporting period. As of August 21, 2006, that registration statement was not effective.

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature	Warrants
Term	2 or 3 year	5 years
Risk free interest rate	7.5% [1]	3.42%-4.71%
Volatility	86.6%-189.6%	134.2%-164.5%
Dividend yield	0	0

1 Interest rate is the stated rate of the note

The initial estimated fair values of the conversion features and the warrants were:

Fair
Financial Instrument Derivative	Value
Conversion feature:
$1,500,000 (October 2003)	$2,574,500
$2,000,000 (December 2003)	2,000,222
$5,500,000 (April 2004)	3,656,583
Warrants:
Issued with $1,500,000 note (October 2003)	1,437,317
Issued with $2,000,000 note (December 2003)	2,317,980
Issued with $5,500,000 note (April 2004)	13,756,349

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during the period are as follows:

	Instrument
Period End	Liability	Balance	Gain(Loss)

December 31, 2003	Conversion Feature	$3,466,499	$1,108,223
December 31, 2003	Warrants	3,165,194	590,103
Balance, December 31, 2003		$6,631,693	$1,698,326

December 31, 2004	Conversion Feature	$1,590,000	$5,533,083
December 31, 2004	Warrants	2,611,842	14,309,702
Balance, December 31, 2004		$4,201,842	$19,842,785

December 31, 2005	Conversion Feature	$4,000	$1,586,000
December 31, 2005	Warrants	163,283	2,448,559
Balance, December 31, 2005		$167,283	$4,034,559

March 31, 2006	Conversion Feature	$5,742,857	$(5,738,857)
March 31, 2006	Warrants	337,586	(174,303)
Balance, March 31, 2006		$6,080,443	$(5,913,160)

June 30, 2006	Conversion Feature	$2,142,857	$3,600,000
June 30, 2006	Warrants	218,832	118,754
Balance, June 30, 2006		$2,361,689	$3,718,754

The fair values of the conversion feature and of the warrants resulted in the recording of a discount on the convertible debt and the creation of financial instrument derivatives. The original issue discounts (OID) on the notes are accreted to interest expense, using the effective interest method, over the initial term of the notes. In certain instances, the excess of the fair values of the conversion feature and of the warrants over the proceeds from the issuance of the notes was recorded as interest expense upon origination during the two years as follows:

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

	OID at	Additional
Note Expense	Issuance	Interest
$1,500,000 (2003)	1,500,000	2,511,817
$2,000,000 (2003)	2,000,000	2,318,202
$5,500,000 (2004)	5,500,000	11,912,932

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
December 31, 2003	$3,500,000	$3,379,121	$120,879
December 31, 2004	5,500,000	3,596,154	5,282,967[3]
December 31, 2005	5,500,000[4]	8,461,554	2,750,000
March 31, 2006	5,000,000	158,654	687,500
June 30, 2006	5,000,000		158,654

[3] Includes full accretion of the prior notes of $1.5 and $2.0 million upon the issuance of the $5.5 million note
[4] The Company made a principal payment of $500,000

In connection with the Laurus notes entered into in July 2005, Gryphon subordinated its collateral position to Laurus and the Company reduced the conversion price of the Gryphon debt and the exercise price of the warrants. Also in connection with the Laurus notes, the Company made a $500,000 principal payment on the Gryphon note.

As part of the subordination to Laurus, the Company’s Chief Executive Officer transferred 20,000 of his personally-held shares of the Company’s common stock to Gryphon. The fair value of these shares was $720,000 and was recorded as interest expense and additional paid in capital (Note 7 - Laurus Master Fund, Ltd.).

The effective interest rate of the loan at December 31, 2005 was 8.3%. The loan is in default as of August 21, 2006 as it was due in April 2006, and the entire amount has shown as a note payable in default on the balance sheet as of June 30, 2005.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving note agreement with Laurus Master Fund, Ltd (“Laurus”). Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and were originally convertible into shares of the Company’s common stock at $37.50 per share. The Company did not draw on the revolving note until February 2006. In March 2006, in connection with the drastic decrease in the Company’s stock price, the conversion price of the convertible note was reduced to $3.50 per share which upon conversion could result in the issuance of 9,857,143 shares of the Company’s common stock. The conversion price of the revolving note was also reduced to 3.50 per share. Upon conversion the maximum loan balance would result in the issuance of 857,143 shares. Also in March 2006, the amount available for borrowing on the revolving note was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share.

The note provides for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the year ended December 31, 2005 on the $34,500,000 note was $314,316. The securities underlying the notes are subject to a registration rights agreement that requires the Company to file a registration statement and have it declared effective. As of August 21, 2006, that registration statement was not effective. The registration rights agreement provides for liquidated damages for the failure of the registration statement to become effective. The effect of non-compliance with the terms of the registration rights agreement results in a charge of liquidated damages of 2% of the outstanding balance of the notes per month.

The effective interest rate of the note at June 30, 2006 and December 31, 2005 was 31.3% and 60.5%. The line of credit portion of the Laurus loan agreement was first utilized in February 2006.

The Company has accrued $1,334,381 of additional interest expense due to the lack of registration rights as of December 31, 2005. As of December 31, 2005, the Company has made interest payments totaling $1,025,633. The Company has pledged substantially all of its assets as collateral on these notes.

As part of the original note agreements, the Company issued to Laurus 27,956 shares of the Company’s common stock and warrants to purchase 166,667 shares of the Company’s common stock with an exercise price of $46.50 per share and warrants to purchase 109,950 shares of the Company’s common stock exercisable at $0.015 per share. The fair value of the Company’s common shares issued in the transaction was $1,048,332, which was based on the fair value of the shares, $37.50 per share, on the date of issuance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

	Number of	Exercise
Note	Warrants	Price
$34,500,000	166,667	$46.50
$1,500,000 increase	109,950	$0.02
	650,000	$3.50
Total warrants issued	926,617

The exercise price of the 166,667 warrants was reduced to $3.50 in March 2006 in connection with the note conversion price reduction.

The holder of the note and warrants has registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note or the exercise of the warrants. Because the ability to register the shares to be issued upon exercise and conversion is deemed to be outside the control of the Company, the initial fair value of the warrants and the initial fair value of the embedded conversion feature of the note were recorded as a financial instrument derivative liability and are marked-to-market at the end of each reporting period.

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature	Warrants
Term	3 years	5 years
Risk free rate	8.25% - 9.75% [1]	4.13% - 4.78%
Volatility	160.3% - 181.7%	161.1% - 168.4%
Dividend yield	0	0
[1] Interest rate is the stated rate of the note

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The initial estimated fair values of the conversion feature, warrants and the common shares issued as an inducement were:

Fair
Financial Instrument Derivative	Value
Conversion feature:
$34,500,000 note (July 2005)	$34,237,800
$3,000,000 line of credit (upon borrowing Feb 2006)	318,563
$1,500,000 line of credit increase (upon borrowing March 2006)	2,172,748 [2]
$300,437 borrowing on the line of credit (April 2006)	562,037
$42,210 borrowing on the line of credit (May 2006)	56,047
$207,799 borrowing on the line of credit (June 2006)	306,502
Warrants:
Issued with $34,500,000 note (July 2005)	11,531,157
Issued with $1,500,000 line of credit increase (March 2006)	4,871,652
Common shares issued as inducement:
Issued with $34,500,000 note (July 2005)	1,048,332

[2] The Company initially borrowed an additional $1,173,532

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during each period are as follows:

	Instrument
Period End	Liability	Balance	Gain(Loss)

December 31, 2005	Conversion Feature	1,973,400	32,264,400
	Warrants	967,796	10,563,361
Balance, December 31, 2005		2,941,196	42,827,761

March 31, 2006	Conversion Feature	71,664,765	(67,200,054)
	Warrants	6,877,198	(1,037,751)
Balance, March 31, 2006		78,541,963	(68,237,805)

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

	Instrument
Period End	Liability	Balance	Gain(Loss)

June 30, 2006	Conversion feature	47,186,277	25,393,587
	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		51,534,674	27,922,389

The fair value of the warrants and of the conversion feature resulted in the recording of a discount on the convertible debt. The OID on the notes are accreted to interest expense, using the effective interest method, over the initial term of the notes. The excess of the fair values of the warrants, common shares issued and the conversion feature over the proceeds from the issuance of the notes was recorded as interest expense upon origination as follows:

	OID at	Additional
Note Expense	Issuance	Interest
$34,500,000 convertible note	34,500,000	11,310,930
$3,000,000 LOC	318,563	-
$1,500,000 LOC increase	1,173,532	999,216
Increased borrowing on LOC	300,437	261,600
Increased borrowing on LOC	42,210	13,837
Increased borrowing on LOC	207,799	98,702

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

Period End	OID Accreted Interest
	Principal
	Balance of	OID
	Note	Balance	Expense
June 30, 2006	34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance June 30, 2006	$38,808,452	$24,630,242	$3,454,990

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Wynthrop Barrington

In June 2005, the Company entered into a convertible note agreement with Wynthrop Barrington, Inc. (“Wynthrop”). This note had a principal balance of $10,000,000, bears interest at 7.0%, and is due in June 2008. This note is unsecured. The note was originally convertible into shares of the Company’s common stock at $49.50 per share. In March 2006, the Company reduced the conversion price of the Wynthrop note to $3.50 per share which upon conversion at that time could have resulted in the issuance of up to 2,857,143 shares of the Company’s common stock. Later in March 2006 Wynthrop converted $9,000,000 of their note resulting in the issuance of 2,571,429 share of common stock. The monthly interest only payment on the note in the amount of $29,667 is due at the beginning of each month.

The holder of the note has registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note. Because the ability to register the shares to be issued upon conversion is deemed to be outside the control of the Company, the initial fair value of the embedded conversion feature of the note was recorded as a financial instrument derivative liability and is mark-to-market at the end of each reporting period.

The Company estimated the fair value of the conversion feature using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature
Term	3 years
Risk Free Interest Rate	7.0%
Volatility	1 [1]
Dividend yield	160.3%-168.4%
[1] Interest rate is the stated rate of the note	0

The initial estimated fair value of the conversion feature was:

Financial Instrument Derivative	Value
Conversion feature:
$10 million note (2005)	$7,325,091

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

7.	Notes Payable, Continued

Long-Term Debt, Continued

Wynthrop Barrington, Continued

The financial instrument derivative liability related to the conversion feature is adjusted to its fair value at the end of each period. The balance at each period-end and the related gain or losses during each year are as follows:

	Instrument
Period End	Liability	Balance	Gain(Loss)
December 31, 2005	Conversion feature	$407,614	$6,917,477
March 31, 2006	Conversion feature	$1,861,074	$(1,453,460)
June 30, 2006	Conversion feature	$1,222,671	$638,403

The fair value of the conversion feature resulted in the recording of a discount on the convertible debt. The original issue discount (OID) on the note is accreted to interest expense, using the effective interest method, over the initial term of the note. The amount of OID at origination is as follows:

Note	OID at Issuance
10,000,000 convertible note	$7,325,091

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
December 31, 2005	10,000,000	6,104,242	1,220,848
March 31, 2006	1,000,000	732,509	5,371,733
June 30, 2006	1,000,000	651,119	81,390

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies

Lease Commitments

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

2006	$1,393,000
2007	1,199,000
2008	365,000
2009	126,000
Thereafter	173
Total	$3,083,173

Management’s Plan

As of June 30, 2006, the Company's working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Corporate Guarantee

As part of its acquisition of KKLLC member units, the Company guaranteed an existing obligation of the joint venture for a promissory note with an original face value of $20,000,000 to Met Life. This note was originally payable to Travelers Insurance Company. Part of the Company’s membership acquisition commitment included the requirement, under certain circumstances, to make all principal and interest payments due under the Met Life promissory note if not made by KKLLC. When KKLLC did not make the Met Life note payments, the Company did not make the note payments as required in its KKLLC acquisition agreement. Met Life has indicated that on August 23, 2006 there is a foreclosure sale involving the KKLLC assets that are securing the promissory note; as well as assets of Kirkland Cattle Co. and of Larry Kirkland. The Company does not have the financial capacity to remedy this note demand.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Promissory Note Defaults, Continued

The Company’s exposure under its guarantee of the Met Life promissory note is $22,085,002 plus costs incurred by the lender in its collection efforts and the foreclosure sale. To date, the Company, under its guarantee, has not received a demand for payment from MetLife.

Litigation and Disputes

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of the filing of this Quarterly Report on Form 10-QSB, to the best of management’s knowledge and belief, the Company faces legal action, either actual or potential, as follows:

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company’s wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with the Company’s wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company’s wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine containing Andy Warhol's artwork or quotes that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003 (which was paid); $45,000 on December 15, 2004 (which was paid); $135,000 on December 15, 2005; and $180,000 on December 15, 2006. The Company terminated this agreement in October, 2005, prior to the launch of any Company product containing artwork or quotations created by Mr. Warhol.

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is titled The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc., and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. Settlement documents are in the process of being drafted and have not yet been executed.

Wall Street Communications Suit.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Wall Street Communications Suit, Continued

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

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of the Viansa acquisition and intends to defend against these claims vigorously. Discovery in the case has just begun, and no trial date has been set.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Guy Buffet Suit, Continued

Mr. Buffet filed suit against the Company in September, 2005, in Hawaii Circuit Court for the First Circuit, alleging that the Company had failed to pay him his fees as specified in the agreement. The action was titled Buffet, et al. v. 360 Global et al. and was assigned case number 05-1-1686-09. On or about February 1, 2006, the Hawaii court found for Mr. Buffet. On or about March 7, 2006, Mr. Buffet entered a sister state judgment in Superior Court in Napa County, California in the principal amount of $90,667.26 against the Company in a case titled Buffet, et al. v. 360 Global, et al. and bearing the case number 26-32744.

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

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company, and management does not believe that this will have a material adverse impact on the Company.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Longview Fund Suit, Continued

required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. As of the filing of this Form 10-QSB, the Company has not made the monthly payments as scheduled.

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

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. Trial date has been scheduled for November 6, 2006.

Kirkland Knightsbridge LLC Matter

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC. The Company has taken the position that the financing statement was properly authorized by KKLLC and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, the Company is cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

8.	Commitments and Contingencies, Continued

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants, Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. As of the date of this Quarterly Report, none of the defendants has been served. Defendants deny the allegations in the complaint. The allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. If served, defendants intend to defend against these claims vigorously.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

9.	Liability Resulting From The Market Value Guarantee Of The Company’s Common Stock

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

10.	Related Party

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

11.	Equity Transactions

Common Stock

Shares Issued for Cash

During the quarter ended June 30, 2006, the Company issued 71,429 shares of its common stock to an individual for cash of $250,000.

In March 2006, the Company issued 574,383 shares of its common stock to ten entities or individuals for past consulting services with a value of $4,273,060 based upon the fair value of the stock at the date of issuance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

11.	Equity Transactions, Continued

Common Stock, Continued

Shares Issued to Consultants, Continued

In the quarter ended June 30, 2006, the Company issued 7,500 shares of its common stock to two individuals for past consulting services with a value of $40,250 based upon the fair value of the stock.

In March 2006, the Company issued 718,438 shares of its common stock to eight entities or individuals for future advertising services with a value of $4,530,794 based upon the fair value of the stock at the date of issuance.

In March 2005, the Company also issued 1,000 shares of its common stock to one entity for past consulting services with a value of $75,000 ($75.00 per share) based upon the fair value of the stock at the date of issuance.

Shares Issued To Employees

In March 2006, the Company issued 25,000 shares of its common stock as compensation to an employee with a value of $187,500 ($7.50 per share) based on the fair value of the stock on the date of issuance.

In February 2005, the Company issued 783 shares of its common stock to eight individuals for past services with a value of $38,775 ($49.50 per share).

Shares Issued To Board Of Director Members

In March 2006, the Company issued 1,694,300 shares of its common stock to three past and present Board of Director members for past services with a total value of $12,707,250, ($7.50 per share) based upon the fair value of the stock at the date of issuance.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

11.	Equity Transactions, Continued

Common Stock, Continued

Shares Issued In Conjunction With The Issuance Of Debt Instruments, Continued

In March 2006, the Company issued 121,811 shares of its common stock in satisfaction of accrued interest and principal on multiple notes payable to an individual at the price of $3.50 per share amounting to $426,339.

Shares Issued In Conjunction with A Minimum Share Guarantee

In March and April 2006, the Company issued 50,263 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $50 or $0.001 (par value) per share.

Warrant Activity and Summary of Outstanding Warrants

During the six-month period ended June 30, 2006, the Board of Directors approved the issuance of warrants to purchase 800,002 shares of the Company’s common stock. The warrants are exercisable at $3.50 per share at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the six-month period ended June 30, 2006, no warrant holders exercised their warrants.

Included in the issuance of warrants to purchase 800,002 shares of the Company’s common stock during the six-month period ending June 30, 2006 is a warrant to purchase 650,000 shares that was issued to Laurus as an incentive to increase the maximum amount borrowable under an existing line of credit (Note 7), a warrant for the purchase of 75,000 shares that was issued to an employee as compensation for future services, and warrants for the purchase of 75,002 shares issued to individuals in conjunction with loans made to the Company (Note 7). Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123(R) for the six-month period ended June 30, 2006.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

11.	Equity Transactions, Continued

Warrant Activity and Summary of Outstanding Warrants, Continued

A summary of warrant activity for the six-month period ended June 30, 2006 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2005	367,168	$32.53	367,168	$32.53
Granted	800,002	$3.50	739,286	$3.50
Exercised
Outstanding, June 30, 2006	1,167,170	$5.60	1,167,170	$5.60

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

11.	Equity Transactions, Continued

Warrant Activity and Summary of Outstanding Warrants, Continued

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
Range of		Weighted-	Average		Weighted-
Warrant		Average	Remaining	Number	Average
Exercise	Number of	Exercise	Contractual	of	Exercise
Price	Warrants	Price	Life	Warrants	Price
$46.50-600.00	8,100	$310.55	0.15	8,100	$0.15
$3.50	1,015,787	$3.50	10.75	1,015,787	$3.50
$1.50	33,333	$1.50	2.81	33,333	$1.50
$0.02	109,950	$0.02	4.02	109,950	$0.02
	1,167,170			1,167,170

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the six month period ended June 30, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	$0.00
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of warrants granted during the six month period	$7.45

12.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2006 and
For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

13.	Interest Expense

Interest expense per share during the three-month and six-month period ended June 30, 2006 and 2005 consists of the following :

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total interest expense	$4,981,271	$2,015,013	$25,643,443	$3,013,916
Interest expense per share -basic	$0.76	$6.68	$6.79	$10.15
Weighted-average number of common shares - basic	6,519,698	301,815	3,778,249	296,897
Interest expense per share -diluted	$0.25	$5.28	$6.79	$10.15
Weighted-average number of common shares - diluted	19,773,335	381,319	3,778,249	296,897

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

360 Global Wine Company (the “Company”) is a Sonoma based marketer of alcoholic beverage brands in the wine category. Management believes that there is an abundance of small and mid-sized wineries which lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. We believe that by adopting and applying consumer beverage marketing principles within the wine industry, we can further enhance operating results, creating a competitive advantage over other small and mid-sized wineries.

We recently diversified into two separate mineral extraction operations for granite rock and kaolin. However, our Board of Directors has decided to concentrate our efforts on our core wine business and we implemented plans to discontinue our extractive operations. We have disposed of our kaolin operation and are currently marketing our granite rock facility. In addition, in May 2006, our Board decided to discontinue our involvement with KKLLC, a Napa Valley, California-based wine operation in which we held a 50% interest. We were not able to integrate this operation into our other wine business and therefore did not realize our anticipated operating efficiencies. As of the date of this Form 10-QSB, these activities are recorded as discontinued operations.

We have grown predominantly through acquisitions. Through these acquisitions, we believe that we have become more competitive by: (1) diversifying our product offering; (2) developing strong market positions in the wine category; (3) strengthening our relationships with wholesalers and retailers; (4) expanding our distribution capabilities; (5) enhancing our production capabilities; and (6) acquiring additional management, operational, marketing, and research and development expertise. While not all of our acquisitions have been as successful as anticipated, we believe we have better defined the characteristics necessary in target companies.

The following table highlights the subsidiaries currently held within the consolidated results described in this Form 10-QSB:

Name of Subsidiary	Percent Owned
360 Viansa, LLC	100%
Dominion Wines International Ltd.	56%
Knightsbridge Torrique	100%
Knightsbridge Fine Wines, Inc.	100%

At June 30, 2006, we do not segment our business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

Mergers, Acquisitions and Divestitures

Springer Mining

On March 31, 2006, we attempted to expand our operations into another business segment - extractive minerals and processing. We acquired all of the stock of Springer Mining Company (“Springer”) for $3,000,000. The purchase price was $600,000 in cash and a note issued by us for $2,400,000 to the prior owner of Springer (General Electric Company). We did not make the required note payment and General Electric Company foreclosed on the Springer shares held in escrow. As a result, we have recorded a loss on our investment in Springer of $900,000 in 2006. This loss includes approximately $300,000 of direct costs and fees related to this transaction. We believe that our $2,400,000 note payable issued in this transaction and the related accrued interest have been satisfied by the General Electric Company foreclosure of the Springer stock from the escrow.

Related to the Springer transaction and at the same time in March 2006, we entered into an agreement to purchase the processing rights to the mineral Kaolin. The acquisition agreement with the holder of the mineral processing rights required us to issue them 6,800,000 shares of our common stock. The seller was unable to deliver the mineral processing rights; so, we terminated the agreement. We did not physically deliver the 6,800,000 shares to the seller of the mineral processing rights and have entered into an agreement whereby both parties have relinquished all potential claims against the other.

First Montauk Financial

In the first quarter of 2005, we agreed to acquire 18.7% of the outstanding shares of First Montauk Financial Corp. (FMFC) from a group of individuals and an entity (BMAC). We retained 360 Global Financial LLC2 (360GF) (not a related party) to provide investment banking services in our acquisition of the shares of FMFC common stock. The agreement with 360GF provided for the payment of 1,200,000 shares of our common stock payable in three separate payments of 400,000 shares based upon the completion of certain milestones. We issued the first 400,000 shares of our common stock with a fair value of $2,735,005. BMAC, the entity that was selling the FMFC shares to us, was not able to deliver its shares as contemplated in the original agreement. Accordingly, the FMFC share acquisition transaction has been cancelled and we are currently negotiating to recover the shares of our common stock issued to 360GF.

Kirkland Knightsbridge LLC

In April 2004 we acquired a 50% interest in Kirkland Knightsbridge LLC (KKLLC), a wine producer located in Napa Valley, California. As a result of unsatisfactory relations with our joint venture partner, our inability to realize anticipated costs savings and efficiencies and the lack of market acceptance due to less than expected wine quality, we decided in May 2006 to discontinue our interest in KKLLC. We therefore report KKLLC as a discontinued operation in our financial statements included in this Form 10 QSB. We have guaranteed a $22 million loan to KKLLC which is currently in default and the lender has set August 23, 2006 as a sale date on all of the assets of KKLLC, which have been used to secure the note payable. We believe that the value of the assets of KKLLC will be sufficient to satisfy this debt and we will not incur any loss related to this guarantee. Our initial agreement with our joint venture partner included our guarantee of the value of shares of our common stock issued for the benefit of an individual related to our joint venture partner in the amount of $10 million. We continue to reflect this obligation in our financial statements.

Correction of Errors in Previously Issued Financial Statements

We discovered errors in our financial statements issued in prior years. The correction of these errors was reported by our March 31, 2006 10-QSB in the following reduction of accumulated deficit and additional paid in capital as of January 1, 2006, as follows:

	Accumulated	Additional Paid-
	Deficit	In Capital
Accretion of original issue discount on debt	$12,134,347
Interest expense resulting from initial recognition of derivative instruments	19,193,919
Derivative instrument mark-to-market adjustments	(67,514,760)
Loss on divestiture of subsidiary	1,500,000	(1,500,000)
Shares issued for services	2,288,535
Related party shares issued for Company benefit	1,819,250	(1,819,250)
Additional interest expense	229,036
Warrants issued for services	1,616,504	(1,616,504)
Minimum share price guarantee		9,995,745
Share issuances		(2,347,220)
Derivative instruments		4,855,824
Other	124,722	(5,600)
Total decrease in accumulated deficit and additional paid-in capital at January 1, 2006	$(28,608,447)	$7,562,995

Inventory Revaluation

In addition to the errors described above, we discovered that we had not correctly allocated the purchase price to the assets of Viansa which we acquired in July 2005. The reallocation resulted in an increase to the inventory of bottled and bulk wine of $3,763,475 at June 30, 2006. This did not change the results of operations in either 2005 or during the six month period ended June 30, 2006.

Results of Operations

All amounts reflect the treatment of discontinued operations and the corrections of errors described above.

Comparison of the three month period ended June 30, 2006 to the three month period ended June 30, 2005.

Revenues

Revenues for the second quarter ended June 30, 2006, were $4,259,192 as compared to $84,335 for the fiscal quarter ended June 30, 2005. This is an increase of $4,174,857. In the second quarter of 2006, all of the revenue resulted from our 2005 acquisition of Viansa Winery (“Viansa”).  During the three month period in 2005, we had brokerage fee revenue that did not recur during the three month period in 2006.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2006, was $2,602,456, compared to $6,579 for the quarter ended June 30, 2005. This is an increase of $2,595,877. The increase in cost of goods sold is exclusively due to the Company’s 2005 acquisition of Viansa and in accordance with the increased sales that occurred.

Gross Profit

Gross profit of $1,656,736 in the second quarter of 2006 compared favorably with gross profit of $77,756 in the prior year’s second quarter. This improvement in gross profit was due to the 2005 acquisition of Viansa, which added approximately $1,578,980 of gross profit in the second quarter of 2006 versus the second quarter of 2005.

Sales and Marketing Expense

Sales and marketing expenses for the quarter ended June 30, 2006 were approximately $1,329,065. This is up $1,177,270 from the $151,795 in sales and marketing expenditures recorded in the same period in the prior fiscal year. While sales and marketing expense in the second quarter of 2005 were a result of the Company’s establishment, building, and funding of its sales and marketing team, these expenses in the second quarter of fiscal 2006 were largely due to the ongoing selling and distribution costs associated with the operation of Viansa which were $1,287,628 for the quarter.

General and Administrative Expense

General and administrative expenses for the fiscal quarter ended June 30, 2006 were $1,080,179. For the same quarter in 2005, the general and administrative expenditures were $171,275. Of the $908,904 increase in expenses, the major portion is attributable to Viansa which was not acquired until July, 2005 and was not part of Q2 in 2005. Other factors were increased wages due to the further development of the infrastructure and increased insurance costs.

Both the Sales and Marketing and the General and Administrative expenses, in general, were greater in the quarter ended June 30, 2006 than the comparable quarter in 2005 because the second quarter 2006 activity included operating expenses of Viansa which was acquired in the third quarter of 2005 and therefore had no impact on the operating results for the second quarter of 2005.

Legal Fees

Legal fees for the three months ended June 30, 2006 were $424,353 compared to $36,587 for the three months ended June 30, 2005. The major portion of the increase is the result of one time legal costs associated with the Company’s restatement of historical financials and legal matters concerning acquisitions and divestitures.

Stock Compensation Expense

During the quarter ended June 30, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuance and FASB rules, we were required to incur non-cash expenses of approximately $191,250 for the issuance of these shares during the quarter ended June 30, 2006. No issuance of these shares occurred during the quarter ended June 30, 2005.

Operating Loss with detail of Non-Cash items

During the second quarter of 2006, the Company recorded an Operating Loss of $1,368,111. Of that Operating Loss, $231,500 resulted from non-cash items. These non-cash items were stock-based compensation of $191,250 to employees and members of the board of directors and general and administrative and consulting expenses of $40,250. Both of these items were paid in the Company's common stock.

 Interest and Other Expense

Total interest expense of $5,355,404 for the second quarter 2006 is made up of interest expense of $1,203,714; interest expense-original issue discount of $3,777,557 and derivative conversion expense of $374,133. For the same quarter in 2005, total interest expense was $2,015,013 and was made up of interest expense of $1,266,932 and interest expense-original issue discount of $748,081.

We had total other income of $26,883,519 for the three months ended June 30, 2006. This income related primarily to the gain on derivative valuation of $32,279,546 and was offset by the interest expense described in the previous paragraph and other expense of $40,623. For the three months ended June 30, 2005, we had $884,775 of other income. For the same period in 2005 there is other income of $602,874.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Net Income

The Company had net income for the quarter ended June 30, 2006, of $25,515,406 compared to a net gain of $259,073 for the quarter ended June 30, 2005. This favorable result is caused by the recalculation of the Company’s derivatives at quarter-end.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

Revenues

As part of the Company’s strategy, the acquisition of the Viansa Winery has resulted in revenues for the six months ended June 30, 2006, of approximately $8,018,701 as compared to approximately $244,377 for the six months ended June 30, 2005. This is an increase of approximately $7,774,324. Of the 2006 revenue, shipments to our estimated 15,000 Tuscan Club members accounted for approximately 54% and an additional 31% relates to the sale of food and wine and special events at the winery’s Villa location.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2006, was approximately $4,955,418, compared to approximately $40,455 for the six months ended June 30, 2005. This is an increase of approximately $4,914,963. The increase in cost of goods sold relates to the increased sales due to the Company’s 2005 acquisition of Viansa

Gross Profit

Gross profit of approximately $3,063,283 or 38.2% of revenue for the first six months ended June 30, 2006 is compared to the gross profit of approximately $203,922 or 83.6% of revenue in the prior year’s first six months. While revenues in 2006 related to the sales of products, revenues in 2005 were in part due to commissions that were received which had no related cost of goods sold.

Sales and Marketing Expense

Sales and marketing expenses for the six months ended June 30, 2006, were approximately $7,064,742. This is up $6,630,688 from the $434,054 in sales and marketing expenditures recorded in the same period in the prior fiscal year. Of this increase, approximately $4.5 million relates to golf and racecar non-cash marketing sponsorships that were paid for with company stock.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2006, were $6,269,676. This is up $5,811,378 from the $458,298 in general and administrative expenditures recorded in the same six month period in the prior fiscal year. Of this increase, approximately $4.0 million relates to non-cash consulting expenses that were paid for with company stock and increased staffing resulting from the acquisition of Viansa Winery.

Both the Sales and Marketing and the General and Administrative expenses, in general, were greater in the six months ended June 30, 2006 than the comparable six months in 2005 because the 2006 activity included operating expenses of Viansa which was acquired in the third quarter of 2005 and therefore had no impact on the operating results for the first six months of 2005.

Legal Fees

Legal fees for the six months ended June 30, 2006, were approximately $687,873 compared to $64,354 for the six months ended June 30, 2005. The major portion of the increase resulted from one time legal costs associated with the Company’s restatement of historical financial statements and new acquisitions and divestitures.

Stock Compensation Expense

During the six months ended June 30, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuance and FASB rules, we were required to incur non-cash expenses of approximately $13,277,250 for the issuance of these shares during the six months ended June 30, 2006 and $38,775 for the issuance of these shares during the six months ended June 30, 2005.

Operating Loss with detail of Non-Cash items

During the first six months of 2006, the Company recorded an Operating Loss of $24,220,569. Of that Operating Loss, approximately $21.8 million resulted from non-cash items. These non-cash items were stock-based compensation of employees and members of the board of directors of $13.3 million, marketing sponsorships of $4.5 million and general and administrative and consulting expenses of $4.0 million. All three of these items were paid in the Company's common stock.

Interest and Other Expense

Interest expense increased to $6,659,058 during the six month period in 2006 from $1,571,109 during the same period in 2005. We incurred about $4.0 million of default interest on the Laurus loan during 2006 and our debt increase due to the financing in July 2005 related to our acquisition of Viansa. We had other expense of approximately $68,984,322 for the six months ended June 30, 2006, primarily related to interest expense of $6,659,058; interest expense-original issue discount of $12,739,378; derivative conversion expense of $6,245,007 and gain (loss) on derivative valuation of $43,324,879. For the six months ended June 30, 2005, we had $2,168,495 of other expenses.

The increase in the accretion of original issue discount during the six month period in 2006 compared to 2005 relates to the Laurus loan we obtained to finance the acquisition of Viansa in July 2005. The value of the embedded conversion feature and of the warrants issued in connection with this financing exceeded the proceeds of the loan. Therefore we recorded an original issued discount of $34.5 million, which we are recognizing as interest expense over the three year life of the loan.

In connection with an increase in the Laurus line of credit of $1,500,000 we reduced the conversion price of the Laurus and Gryhon loans to $3.50 per share and also decreased the exercise price of the warrants issued in these loans to $3.50 per share. This resulted in additional derivative costs of $6,245,007. The value of the financial instrument derivatives increased by $75,604,425 in the first quarter of 2006. This was partially offset by a decrease in the value of these derivatives of $32,279,546 in the second quarter of 2006. These dramatic changes in the value of these derivatives are due to changes in the quoted price of our common stock at the end of each quarter. There are no cash costs to these changes, and the balances of the derivative liability will be included in shareholders’ equity when the notes are repaid, the warrants are exercised or expire or the registration statement required by the agreements becomes effective.

Loss From Discontinued Operations and Disposal of Discontinued Operations

For the six months ended June 30, 2006, the loss on discontinued operations was $2,491,689. The total amount pertains to the losses incurred from the KKLLC discontinued operation. The loss on the disposal of a discontinued operation was $900,000 and is the result of the loss recorded on the Springer Mining transaction.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the six month period ended June 30, 2006 was $5,458,581. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the six month period ended June 30, 2006 was $5,147,111. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the period.

Investing Activities

Cash used in investing activities during the six month period in 2006 was $282,397, the majority of which is due to the loss on sale of equipment.

Impact of Derivatives on Liquidity

We financed the acquisition of Viansa through a convertible debt instrument with Laurus Fund. This note is convertible into shares of our common stock. We also issued warrants to purchase shares of our common stock to Laurus in connection with this loan.

As the warrants and the embedded conversion feature of this convertible debt meet the accounting definition of "financial instrument derivatives", accounting rules require that we must adjust the carrying value of these derivatives to their fair value at the end of each reporting period (March, June, September and December). These adjustments to the carrying value of the derivatives are recognized as either non-cash income or non-cash expense. An increase in the fair value of the warrants and embedded conversion feature result in an expense. A decrease in fair value results in income. These changes have no effect on our current or future cash requirements.

In March 2006, we lowered the conversion price of the Laurus and other convertible debt and lowered the exercise price of certain warrants issued in connection with convertible debt to $3.50 per share. This reduction of the exercise price of the warrants and the conversion price of the debt instruments results in an increase of $75,604,425 in the value of these derivatives for the quarter ended March 31, 2006. As explained above, this increase in value of the warrants and conversion features must be recognized as a non-cash expense. In the second quarter 2006, we experienced a gain of $32,279,546 that offsets the previous quarters expense; resulting in a net expense of $43,324,879.

The actual value of these derivatives will vary significantly in future quarters and may be higher or lower than the $55,128,517 fair value at June 30, 2006, depending upon market conditions and the price of our stock.

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

There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

Capital expenditures in the six month period ended June 30, 2006 were $282,397 compared to capital expenditures of $24,111 in the six-month period ended June 30, 2005.

Management’s Strategy and Plan for the Future

Our strategy is to grow through a combination of internal growth initiatives and acquisitions. Our internal growth will be driven by leveraging our existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the wine industry.

We intend to internally increase sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace, thereby reducing average sales cost per product and increasing product variety to our client base. We believe that by increasing our ability to provide an ever-growing inventory of brands and products, we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth. Two key aspects of our internal growth initiatives include our Tuscan Club private membership club of approximately 15,000 individuals with an interest in having access to exclusive wine and food products and our upcoming launch of Cucina Viansa, a line of mid-priced wines, including Chardonnay, Merlot, Pinot Grigio and Sangiovese, that will be distributed primarily through third party channels.

The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio that can be introduced into our sales and marketing channels, which in turn, should provide wider public awareness and increased sales.

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

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Form 10-QSB are also subject to the following risks and uncertainties: our auditors have expressed substantial doubt about our ability to continue as a going concern; we have a substantial level of indebtedness; we are in default on two of our principal long-term debt obligations; we may not be able to service our current or future levels of required debt from operations; we may not be able to secure sufficient new or outside capital to service our current or future levels of debt; other investors have the right to declare default and may do so in the future; the Company has a long history of illiquidity, including no history of positive cash flow from operations; the Company’s acquisition and joint venture strategies may not be successful; the Company may experience significant difficulty in integrating its recent acquisitions; we may not be able to secure and retain certain key future and existing personnel; the Company may experience difficulty in achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; we may be unable to distinguish our trademarks, brands, and other intellectual property in the marketplace, or may be unable to adequately defend our intellectual property rights in the case of infringement; Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect the Company’s business; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in interest rates and foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Changes in Internal Controls

There has been no change in the Company’s “internal control over financial reporting” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
(all share amounts are presented on a post-reverse stock split basis)

Shares Issued for Cash

During the quarter ended June 30, 2006, the Company issued 71,429 shares of its common stock to an individual for cash of $250,000.

In March 2006, the Company issued 574,383 shares of its common stock to ten entities or individuals for past consulting services with a value of $4,273,060 based upon the fair value of the stock at the date of issuance.

Shares Issued to Consultants

In the quarter ended June 30, 2006, the Company issued 7,500 shares of its common stock to two individuals for past consulting services with a value of $40,250 based upon the fair value of the stock.

In March 2006, the Company issued 718,438 shares of its common stock to eight entities or individuals for future advertising services with a value of $4,530,794 based upon the fair value of the stock at the date of issuance.

In March 2005, the Company also issued 1,000 shares of its common stock to one entity for past consulting services with a value of $75,000 ($75.00 per share) based upon the fair value of the stock at the date of issuance.

Shares Issued To Employees

In March 2006, the Company issued 25,000 shares of its common stock as compensation to an employee with a value of $187,500 ($7.50 per share) based on the fair value of the stock on the date of issuance.

In February 2005, the Company issued 783 shares of its common stock to eight individuals for past services with a value of $38,775 ($49.50 per share).

Shares Issued To Board Of Director Members

In March 2006, the Company issued 1,694,300 shares of its common stock to three past and present Board of Director members for past services with a total value of $12,707,250, ($7.50 per share) based upon the fair value of the stock at the date of issuance.

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

Shares Issued In Conjunction with A Minimum Share Guarantee

In March and April 2006, the Company issued 50,263 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $50 or $0.001 (par value) per share.

Warrant Activity and Summary of Outstanding Warrants

During the six-month period ended June 30, 2006, the Board of Directors approved the issuance of warrants to purchase 800,002 shares of the Company’s common stock. The warrants are exercisable at $3.50 per share at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the six-month period ended June 30, 2006, no warrant holders exercised their warrants.

Included in the issuance of warrants to purchase 800,002 shares of the Company’s common stock during the six-month period ending June 30, 2006 is a warrant to purchase 650,000 shares that was issued to Laurus as an incentive to increase the maximum amount borrowable under an existing line of credit (Note 7), a warrant for the purchase of 75,000 shares that was issued to an employee as compensation for future services, and warrants for the purchase of 75,002 shares issued to individuals in conjunction with loans made to the Company (Note 7). Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123(R) for the six-month period ended June 30, 2006.

Warrant Activity and Summary of Outstanding Warrants

A summary of warrant activity for the six-month period ended June 30, 2006 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2005	367,168	$32.53	367,168	$32.53
Granted	800,002	$3.50	739,286	$3.50
Exercised
Outstanding, June 30, 2006	1,167,170	$5.60	1,167,170	$5.60

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
Range of		Weighted-	Average		Weighted-
Warrant		Average	Remaining	Number	Average
Exercise	Number of	Exercise	Contractual	of	Exercise
Price	Warrants	Price	Life	Warrants	Price
$46.50-600.00	8,100	$310.55	0.15	8,100	$0.15
$3.50	1,015,787	$3.50	10.75	1,015,787	$3.50
$1.50	33,333	$1.50	2.81	33,333	$1.50
$0.02	109,950	$0.02	4.02	109,950	$0.02
	1,167,170			1,167,170

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the six month period ended June 30, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	$0.00
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of warrants granted during the six month period	$7.45

Item 3. Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 GLOBAL WINE CORP.

August 21, 2006	By:	/s/ LYNN FETTERMAN
Lynn Fetterman, Chief Operating Officer and Chief Financial Officer