Form 10QSB
period 2006-09-30
360 GLOBAL WINE CO
filed 2006-11-20
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding as of November 20, 2006 was 7,218,215.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

360 GLOBAL WINE COMPANY
Table of Contents

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited)

Condensed Consolidated Statements of Income for the
three months ended September 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the
three months ended September 30, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

360 Global Wine Company and Subsidiaries
Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

Condensed Consolidated Financial Statements of 360 Global Wine Company and Subsidiaries:

Condensed Consolidated Balance Sheet as of September 30, 2006

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2006

ASSETS

Current assets:
Accounts receivable - trade, net of allowance for doubtful accounts of $4,711	$767,328
Inventories	13,102,574
Prepaid expenses and other	918,957
Total current assets	14,788,859
Property, vineyards, plant and equipment, net	12,682,212
Assets held-for-sale	12,524,269
Other assets, net	330,348
Intangible assets	21,269
Total assets	$40,346,957

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Notes payable in default		$4,917,783
Bank overdrafts		93,804
Accounts payable - trade		4,473,844
Other accrued expenses and liabilities		1,293,046
Accrued interest payable		4,995,919
Notes payable, short term, net of original issue discount of $4,711		1,353,181
Financial instrument derivatives		35,634,682
Stock value guarantee		-
Deferred revenue		629,521
Total current liabilities		53,391,780
Notes payable - long term, net of original issue discount of $22,112,410		17,621,115
Total liabilities		81,012,895
Commitments and contingencies
Shareholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 7,358,223 shares issued and outstanding as of September 30, 2006		7,358
Additional paid-in capital		61,962,080
Accumulated deficit:
Accumulated deficit as of December 31, 2005	(8,605,673)
Loss for the nine-month period ended September 30, 2006	(84,029,703)
Total accumulated deficit		(92,635,376)
Total shareholders' equity (deficit)		(30,665,938)
Total liabilities and shareholders' equity (deficit)		$40,346,957

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

	For the Three-Month Period Ended		For the Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues	$4,858,997	$4,512,937	$12,877,698	$4,757,314
Cost of goods sold	2,442,878	3,511,189	7,398,296	3,551,644
Gross profit	2,416,119	1,001,748	5,479,402	1,205,670
Operating expenses from continuing operations:
Sales and marketing	1,361,684	1,396,831	8,426,426	1,830,885
General and administrative	3,449,467	3,623,099	23,684,266	4,183,912
Total operating expenses	4,811,151	5,019,930	32,110,692	6,014,797
Loss from continuing operations	(2,395,031)	(4,018,182)	(26,631,289)	(4,809,127)
Other expense from continuing operations:
Interest expense:
Interest expense	(1,247,238)	(3,354,948)	(7,906,296)	(4,926,057)
Interest expense - original issue discount accretion	(3,250,468)	(4,074,381)	(15,989,846)	(5,517,188)
Interest expense - derivative financial instruments	-	(12,317,289)	(6,245,007)	(12,317,289)
Total interest expense	(4,497,706)	(19,746,618)	(30,141,149)	(22,760,534)
Gain (loss) on financial instrument derivatives	19,493,835	45,765,203	(23,831,044)	46,616,993
Other expense	(33,625)	(324,766)	(33,625)	(331,135)
Total other income (expense) from continuing operations	14,962,504	25,693,819	(54,005,818)	23,525,324
Income (loss) from continuing operations	$12,567,473	$21,675,637	$(80,637,107)	$18,716,197
Discontinued operations:
Loss from discontinued operations - KKLLC	-	(528,916)	(2,491,689)	(1,413,703)
Loss on disposal of discontinued operations - Springer	-	-	(900,000)	-
Income (loss) before taxes	12,567,472	21,146,721	(84,028,797)	17,302,494
Provision for income taxes	906	-	906	-
Net income (loss)	$12,566,566	$21,146,721	$(84,029,703)	$17,302,494

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

For the Three-Month Period Ended		For the Six-Month Period Ended
September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Earnings (loss) per share of common stock
Basic:
Income (loss) from:
Continuing operations	$1.83	$55.90	$(16.70)	$51.62
Discontinued operations	-	(1.36)	(0.70)	(3.90)
Net income (loss) per common share - basic	$1.83	$54.54	$(17.40)	$47.72
Diluted:
Income (loss) from:
Continuing operations	$0.64	$13.16	$(16.70)	$11.54
Discontinued operations	-	(0.32)	(0.70)	(0.87)
Net income (loss) per common share - diluted	$0.64	$12.84	$(17.40)	$10.67
Weighted average number of common shares - basic	6,883,534	387,790	4,827,488	362,590
Weighted-average number of common shares assuming dilution	19,604,089	1,646,477	4,827,488	1,621,277
Supplemental information:
Stock-based charges included in sales and marketing expenses	$-	$-	$4,525,785	$-
Stock-based charges included in general and administrative expenses	$1,493,293	$2,005,345	$19,112,732	$2,196,620

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Nine-Month Periods Ended September 30, 2006 and 2005

	For the Nine-Month Period Ended September 30,
	2006	2006
Cash flows from operating activities:
Net income (loss)	$(84,029,703)	$17,302,494
Net loss - discontinued operations	(3,391,689)	(1,413,703)
Net income (loss) from continuing operations	(80,638,014)	18,716,197
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	208,855	42,590
Change in allowance for bad debts	-	(4,033)
Non-cash interest expense	6,301,821	15,195,743
Non-cash compensation expense	-	78,000
Accretion of original issue discount interest expense	15,989,845	5,517,188
Securities issued for services	23,638,516	2,349,119
Loss on financial instrument derivatives	23,831,044	(46,616,993)
Correction of an error - notes payable	-	(75,000)
Adjustments to net income of continuing operating activities	69,970,081	(23,513,386)
Decrease (increase) in assets:
Accounts receivable	(78,876)	112,224
Inventories	1,509,098	1,581,436
Prepaid expenses	(243,572)	(39,031)
Other current assets	33,949	(369,105)
Increase (decrease) in liabilities:
Bank overdrafts	93,804	-
Accounts payable-trade	(854,692)	(1,149,845)
Accrued expenses	713,690	897,768
Accrued interest	4,388,751	1,655,143
Deferred revenue	629,521	-
Other	-	-
Net cash used in operating activities of continuing operations	(4,476,260)	(2,108,599)

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Nine-Month Periods Ended September 30, 2006 and 2005

	For the Nine-Month Period Ended September 30,
	2006	2006
Cash flows used in investing activities:
Purchase of equipment	-	(2,581,809)
Disposal of equipment	263,715	-
Acquisition of Viansa	-	(28,067,677)
Cash provided by (used in) investing activities	263,715	(30,649,486)
Cash flows provided by (used in) financing activities:
Sale of common stock	$250,000	-
Decrease in deposits	-	-
Proceeds from notes payable	5,108,660	$35,020,086
Payment on notes payable	(127,957)	(1,202,000)
Payment on notes payable in default	(61,661)	(500,000)
Repayment of note payable not representing unamortized discount	-	-
Cash flow provided by continuing operations financing activities	5,169,042	33,318,086
Cash flows used in discontinued operations:
Cash flows from operating activities	(1,085,502)	(465,824)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Cash used in discontinued operations	(1,085,502)	(465,824)
Net increase (decrease) in cash	(129,005)	94,177
Cash at beginning of period	129,005	22,162
Cash at end of period	$-	$116,339

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Nine-Month Periods Ended September 30, 2006 and 2005

Supplemental Disclosure of Cash Flow Information
	For the Nine-Month Period Ended September 30,
	2006	2006
Cash paid during the fiscal years for:
Interest	$3,322,096	-
Income taxes	$906	-

Non-Cash Financing Activity Transactions

	For the Nine-Month Period Ended September 30,
	2006	2006
Debt conversion:
Conversion of notes payable	$10,189,166	-
Issuance of common stock	$(10,189,166)	-
Share payments of accrued interest:
Share based payments	2,001,339	-
Reduction of accrued interest	(2,001,339)	-
Additions to notes payable:
Notes payable in default
Accrued interest rolled into notes payable
Proceeds of note payable:
Issuance of note payable	-	(10,000,000)
Acquisition of fixed assets - PP&E	-	3,500,000
Acquisition of fixed assets - granite remnants	-	6,500,000
Identification of assets held-for-sale:
Increase of assets held-for-sale	$12,524,269	-
Decrease in fixed assets	$(5,925,000)	-
Decrease in natural resource	$(6,599,269)	-
Creation of financial instrument derivatives:
Origination of financial instrument derivatives	$(8,287,548)	(41,825,091)
Decrease in the debt instruments resulting from the related financial instrument derivatives	$8,287,548	41,825,091
Investment in discontinued operation:
Issuance of note payable	$(2,400,000)	-
Non-cash portion of discontinued operation acquisition	$2,400,000	-

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Nine-Month Periods Ended September 30, 2006 and 2005

Other
	For the Nine-Month Period Ended September 30,
	2006	2006
Reconciliation of cash used by discontinued operations:
Net loss from discontinued operations	$(3,391,689)	(1,413,703)
Loss from discontinued operations	-	947,879
Loss on forfeiture of KKLLC	$2,306,187	-
	$(1,085,502)	(465,824)

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

1.  Business and the Basis of Presentation

Description of Business

The Company operates a winery and is a marketer of premium wine brands. The Company’s growth has been predominantly through acquisitions. Through these acquisitions and other anticipated in the future, the Company believes that it can become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the alcoholic wine category; (3) strengthening its relationships with wine wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capabilities; and (6) acquiring additional viticultural management, marketing and operational and research and development expertise.

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

2.  Correction of Errors

Accumulated deficits as of March 31, 2006 and September 30, 2005, have increased by $1,653,321 and $(22,307,385), respectively. Additional paid-in-capital as of March 31, 2006 and September 30, 2005, has decreased by $54,255,908 and $5,003,177, respectively. The changes made by the Company are to correct errors made during the periods being reported upon relating to recognition and accretion of original issue discount (“OID”) and the recognition of financial instrument derivatives, loss reported on the divestiture of a subsidiary, recognition of discontinued operations, the recording of a subsidiary acquisition, accrual of default interest on notes payable, the valuation of warrants issued for services, the value of personally owned shares of the Company’s Chief Executive Officer used for the benefit of the Company, and costs related to the minimum share price guarantee on shares issued in a joint venture. There was a net error effect on net loss for the nine-month period ended September 30, 2005 as a result of the need to make corrections at March 31, 2006 which amounted to a reduction of the quarter's net loss of $1,057,682 . As of March 31, 2006 and for the three-month period then ended:

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2.  Correction of Errors, Continued

Balance sheet as of March 31, 2006:

	Previously	Increase
	Reported	(Decrease)	Restated
Current assets:
Cash	$339,000	$(52,449)	$286,551
Accounts receivable	440,000	109,651	549,651
Inventory	13,936,000	4,974	13,940,974
Prepaid and other	3,652,000	(3,064,906)	587,094
Total current assets	18,367,000	(3,002,730)	15,364,270
Property, vineyards, plant and equipment	107,295,000	(88,325,676)	18,969,324
Natural resources	6,500,000	99,269	6,599,269
Goodwill	5,935,000	(5,935,000)	-
Deferred financing costs	552,000	(552,000)	-
Net assets of discontinued operations	-	2,400,000	2,400,000
Other assets	634,000	135,010	769,010
Total non-current assets	120,916,000	(92,277,666)	28,737,603
Total assets	139,283,000	(95,280,396)	44,101,873
Current liabilities:
Accounts payable	5,202,000	(2,065,055)	3,136,945
Accrued expense	7,256,000	(1,436,250)	5,819,750
Short-term notes payable	6,300,000	1,206,906	7,506,906
Notes payable in default	-	5,313,295	5,313,295
Total current liabilities	18,758,000	3,018,896	21,776,896
Notes payable	35,587,000	(28,164,780)	7,422,220
Derivative liabilities	87,950,000	(1,466,522)	86,483,478
Stock value guarantee	10,000,000	-	10,000,000
Total non-current liabilities	133,537,000	(29,631,302)	103,905,698
Total liabilities	152,295,000	(26,612,406)	125,682,594

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2.  Correction of Errors, Continued

Balance sheet as of March 31, 2006, continued:

Minority interest	12,650,000	(12,650,000)	-
Stockholders deficit:
Common stock	14,000	(7,485)	6,515
Additional paid-in capital	103,386,000	(54,255,908)	49,130,092
Other equity)	(4,000)	(2,007)	(6,007)
Accumulated deficit at December 31, 2005	(5,862,000)	(2,737,665)	(8,599,665)
Net income for 2006	(123,196,000)	1,084,344	(122,111,656)
Accumulated deficit at March 31, 2006	(129,058,000)	(1,653,321)	(130,711,321)
Total stockholders' equity (deficit)	(25,662,000)	(55,918,721)	(81,580,721)
Total liabilities and stockholders' equity (deficit)	$139,283,000	$(95,181,127)	$44,101,873

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2.  Correction of Errors, Continued

Statement of operations for the three-month period ended March 31, 2006:

	Previously	Increase
	Reported	(Decrease)	Restated
Revenues - continuing operations, net	$4,231,000	$(471,491)	$3,759,509
Cost of sales from continuing operations	2,310,000	42,962	2,352,962
Gross profit	1,921,000	(514,453)	1,406,547
Operating expenses from continuing operations:
Sales and marketing	5,969,000	(4,759,108)	1,209,892
Professional fees	-	-	-
General and administrative	6,140,000	16,951,451	23,091,451
Employee stock compensation expense	15,234,000	(15,234,000)	-
Total operating expenses	27,343,000	(3,041,657)	24,301,343
Loss from continuing operations	(25,422,000)	2,527,204	(22,894,796)
Other income (expense) from continuing operations:
Interest income	9,000	(8,998)	2
Interest expense	(8,212,000)	2,756,656	(5,455,344)
Interest expense - original issue discount	(8,156,000)	(805,821)	(8,961,821)
Derivative warrants expense	(4,584,000)	(287,652)	(4,871,652)
Derivative conversion expense	(78,105,000)	77,105,784	(999,216)
Gain on derivative valuation	-	(75,604,425)	(75,604,425)
Other income	28,000	12,623	40,623
Other expenses, net	(99,020,000)	3,168,167	(95,851,833)
Minority interest in loss	1,246,000	(1,246,000)	-
Loss on continuing operations	(123,196,000)	4,449,371	(118,746,629)
Gain (loss) from discontinued operations	-	(2,491,689)	(2,491,689)
Gain (loss) on disposal of discontinued operations	-	(900,000)	(900,000)
Gain (loss) on discontinued operations	-	(3,391,689)	(3,391,689)
Net income (loss)	(123,196,000)	1,057,682	(122,138,318)

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2. Correction of Errors, Continued

Balance sheet as of September 30, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated
Current assets:
Cash	$190,707	$(74,368)	$116,339
Accounts receivable	1,364,879	(370,735)	994,144
Inventory	21,810,557	(8,155,137)	13,655,420
Prepaid and other	858,034	(371,635)	486,399
Total current assets	24,224,177	(8,971,875)	15,252,302
Property, vineyards, plant and equipment	54,227,601	(35,136,515)	19,091,086
Natural resources	-	6,599,269	6,599,269
Intangible assets	-	61,378	61,378
Goodwill	28,588	(28,588)	-
Deferred financing costs	839,263	(839,263)	-
Net assets of discontinued operations	-	3,737,303	3,737,303
Other assets, net	3,109,741	(2,385,814)	723,927
Total assets	$82,429,370	$(8,971,875)	$45,465,265
Current liabilities:
Bank overdrafts	$-	$466	$466
Accounts payable	3,177,440	(854,005)	2,323,435
Accrued expenses and other liabilities	1,681,792	1,112,781	2,794,573
Short-term notes payable	3,893,555	(2,886,217)	1,007,338
Short-term notes payable - related party	-	-	-
Notes payable in default, net	-	3,999,956	3,999,956
Current maturities of long-term debt	-	40,370	40,370
Financial instrument derivatives	-	10,678,894	10,678,894
Stock value guarantee	-	10,000,000	10,000,000
Net current liabilities of discontinued operations	-	-	-
Total current liabilities	8,752,787	22,092,245	30,845,032
Long-term debt, less current maturities	67,315,810	(61,174,231)	6,141,579
Put liability	-	-	-
Total liabilities	76,068,597	(39,081,986)	36,986,611

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2. Correction of Errors, Continued

Balance sheet as of September 30, 2005, continued:

	Previously	Increase
	Reported	(Decrease)	Restated
Minority interest	15,152,630	(15,152,630)	-
Stockholders equity:
Common stock	59,116	(58,721)	395
Subscription receivable	(18,972)	18,972	-
Accumulated foreign exchange	(6,052)	6,052	-
Additional paid-in capital	20,511,914	(5,003,177)	15,508,737
Accumulated deficit at December 31, 2004	(18,280,981)	(6,051,991)	(24,332,972)
Net income for 2005	(11,056,882)	28,359,376	17,302,494
Accumulated deficit at September 30, 2005	(29,337,863)	22,307,385	(7,030,478)
Total stockholders' equity (deficit)	(8,791,857)	17,270,511	8,478,654
Total liabilities and stockholders' equity	$82,429,370	$(36,964,105)	$45,465,265

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

2. Correction of Errors, Continued

Statement of operations for the nine-month period ended September 30, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated
Revenues from continuing operations	$5,971,701	$(1,214,387)	$4,757,314
Cost of sales from continuing operations	3,339,542	212,102	3,551,644
Gross profit	2,632,159	(1,426,489)	1,205,670
Operating expenses from continuing operations:
Sales and marketing	1,813,562	17,323	1,830,885
Professional fees	-	-	-
General and administrative	5,286,420	(1,102,508)	4,183,912
Employee stock compensation expense	3,737,375	(3,737,375)	-
Total operating expenses	10,837,357	(4,822,560)	6,014,797
Income (loss) from continuing operations	(8,205,198)	3,396,071	(4,809,127)
Other income (expense) from continuing operations:
Interest income
Interest expense	(3,754,124)	(1,171,933)	(4,926,057)
Interest expense - original issue discount	-	(5,517,188)	(5,517,188)
Derivative warrants expense	-	(12,317,289)	(12,317,289)
Derivative conversion expense	-	-	-
Gain on derivative valuation	-	46,616,993	46,616,993
Other income (expense)	(563,268)	232,133	(331,135)
Other expenses, net	(4,317,392)	27,842,716	23,525,324
Minority interest in loss	1,465,708	(1,465,708)	-
Loss on continuing operations	(11,056,882)	29,773,079	18,716,197
Gain (loss from discontinued operations	-	(1,413,703)	(1,413,703)
Gain (loss) on disposal of discontinued operations	-	-	-
Gain (loss) on discontinued operations	-	(1,413,703)	(1,413,703)
Net income (loss)	(11,056,882)	28,359,376	17,302,494

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the financial statements of Kirkland Knightsbridge, LLC (a California limited liability corporation) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and then the subsidiary as a discontinued operations (Note 4).

Use of Estimates and Assumptions

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of Company issued securities used as employee compensation and for services, the valuation of securities used in business acquisitions, the allocation of the purchase price in business combinations, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset The Company's estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Revenue Recognition

The Company’s primary streams of wine revenue include:

• Commission sales
• Retail sales
• Catalog sales
• E-commerce sales, and
• Wine club sales

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

Cost of Goods Sold

The types of costs the Company included in cost of goods sold of its primary products, the sale of alcoholic wines, are raw materials, packaging materials, vinting costs, plant administrative support and overheads subject to inclusion in inventory, and freight and warehouse costs (including distribution network costs) for the winery operations. Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Selling, General and Administrative Costs

Costs included in selling and general and administrative expenses consist predominately of advertising, promotion, and non-manufacturing administrative overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at September 30, 2006 were immaterial. Advertising costs for the three-month and nine-month periods ended September 30, 2006 were $8,559 and $202,350, respectively. The Company incurred no advertising costs in 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of September 30, 2006, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

3.  Summary of Significant Accounting Policies, Continued

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $767,328 at September 30, 2006 and reflected a $4,433 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the premium wine and the industry as a whole. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company’s recognition of the notes payable and convertible notes payable net of related original issue discount (“OID”) and beneficial conversion features ("adjustments"). This OID results from warrants and embedded beneficial conversion features related to the debt instruments. The Company recognized financial instrument derivatives at the time of issuances. The accretion of OID is recognized as an expense over the initial life of the promissory note as an adjustment of the effective interest rate. Financial instrument derivatives related to debt transactions are initially recorded at their fair value. The stock value guarantee is recorded at the maximum face value of the guarantee (Note 9).

Inventories

Bulk wine and case wine goods are recorded at the lower of average cost, which approximates the first-in, first-out (“FIFO”) method, or market value. Inventories of supplies are recorded at the lower of FIFO cost. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized crop costs amounted to $134,126 and $274,811 for the three-month and nine-month periods ended September 30, 2006, respectively.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

3.  Summary of Significant Accounting Policies, Continued

Inventories, Continued

At September 30, 2006, inventory consisted of the following:

September 30,
2006
Deferred farming cost	$274,811
Finished goods	4,743,458
Bulk wines	7,464,934
Retail products	439,474
Bottling supplies	179,897
Total inventories, net	$13,102,574

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

Long-lived assets, including property, vineyards, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying value of the asset is reduced to its fair value.

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

3.  Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

Stock Split

In September 2005, the Company’s Board of Directors and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150, effective for shareholders of record as of February 28, 2006. For those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, had their share holdings rounded up to a lot of 100 shares (Note 11). In addition, all references in these condensed consolidated financial statements, to weighted average number of shares, loss per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the reverse stock split.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

4. Discontinued Operations

Kirkland Knightsbridge, LLC, Continued

The Company’s plan to discontinue operations for the KKLLC joint venture operation has resulted in material reduction of the joint venture’s day-to-day operations due to the Company's decision to discontinue its support of the operation. Currently, it is the Company's belief that the only liability related to its plan as of September 30, 2006 is the contingent liability resulting from the Company's corporate guarantee of the Metropolitan Life Insurance Company ("MetLife") note (Notes 7 and 9). During the quarter ending September 30, 2006, the Company determined that they were no longer liable for the market value guarantee of the Company’s common stock of $10,000,000 which was recorded in 2004 (Note 9).

The Company has accounted for the KKLLC discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through the September 30, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $0 and $2,491,689 for the three-month and nine-month periods ended September 30, 2006, respectively and $528,916 and $1,413,704 for the three-month and nine-month periods ended September 30, 2005, respectively. The carrying value of the Company’s investment in KKLLC joint venture at September 30, 2006 due to the Company's decision not to intervene in the anticipated August 23, 2006 KKLLC joint venture asset foreclosure sale (Note 5 - Metropolitan Life Insurance Company) has been reduced to zero .

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

4. Discontinued Operations, Continued

The assets and liabilities that create the net asset of the KKLLC joint venture discontinued operation as presented under the caption “Net assets of discontinued operations” in the Company's accompanying balance sheet at September 30, 2006 are as follows:

Assets of the discontinued operation:
	2006	2005
Cash	-	$24,808
Accounts receivable	-	107,338
Inventories	-	5,662,438
Property and equipment, net	-	38,226,419
Other assets	-	1,083,461
Total assets	-	$45,104,464
Liabilities of the discontinued operation:
Accounts payable and accrued liabilities	-	$748,688
Note payable plus related accrued interest payable	-	22,317,982
Minority interest	-	10,636,570
Loss from disposal	-	7,581,420
Total liabilities	-	$41,284,660
Net asset of the discontinued operation - KKLLC	-	$3,819,804

Selected results of operations information for the KKLLC discontinued operation are presented below for the three-month and nine-month periods ended:

	For the Three-Month Period Ended September 30,
	2006	2005
Net sales	-	$520,194
Pretax loss	-	$528,916
Income taxes	-	-
Net loss of the discontinued operation	-	$528,916

	For the Nine-Month Period Ended September 30,
	2006	2005
Net sales	$487,509	$1,413,167
Pretax loss	$2,491,688	$1,413,703
Income taxes	-	-
Net loss of the discontinued operation	$2,491,688	$1,413,703

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

4. Discontinued Operation, Continued

Metropolitan Life Insurance Company

The Company has owned its 50% interest in the membership units of KKLLC and since May 2006 has its interest as a discontinued operation (Note 4). KKLLC, the Kirkland Cattle Company (a California partnership) (KKLLC's sole other member) ("Kirkland Cattle") and Larry Kirkland (an individual)("Kirkland") (as a group referred to as "the obligors"), owe Metropolitan Life Insurance Company ("MetLife") a total of $22,085,002 of which $19,959,333 is principal and $2,125,669 is accrued interest as of September 30, 2006.

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

Security for this note is substantially all of the assets of KKLLC, which have a book value of approximately $42,000,000 as of September 30, 2006, the assets of Kirkland Cattle and Kirkland. The Company is not an obligor on the MetLife note, but is a guarantor

As the Met Life note payable is included in the KKLLC financial statements which have been accounted for as part of the discontinued operation by the Company.

Springer Mining Company

In June 2006, the Company adopted a formal plan to discontinue its initial efforts to develop a business segment involved in mineral processing. In March 2006, the Company acquired all of the common stock of Springer Mining Company (Springer) in Nevada. The Springer mineral processing facility, prior to the Company's acquisition of its outstanding stock, had been inactive. Prior to the Company's acquisition of Springer its entered negotiations with an agreement with an entity that was to provide mineral processing rights.

In conjunction with the issuance of the note payable to General Electric and the Springer Mining Company stock purchase agreement, the Company entered into a security agreement in which all of the issued and outstanding shares of Springer stock were pledged as collateral for the note payable and held in escrow. The promissory note as extended was due on September 30, 2006. The Company was unable to make the required payments and General Electric Company foreclosed upon the Springer shares held in escrow in July 2006.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

5. Assets Held-For-Sale

In April 2006, in connection with its strategy planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale. An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at September 30, 2006 amount to $12,524,269. This estimate is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainderance to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and has been dormant for more than two years. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction with a note face value of $38,604,158 as of September 30, 2006 (Note 7).

6.  Property and Equipment

Property and equipment at September 30, 2006 consisted of the following (in thousands):

September 30,
2006
Land	$3,174,999
Cultivated land	789,773
Buildings, improvements and equipment	9,295,769
Total property, plant and equipment	13,260,541
Less: accumulated depreciation	578,329
Property, plant, and equipment, net	$12,682,212

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable

Notes Payable In Default

Notes payable in default consists of the following at September 30, 2006:

	At September 30, 2005
	Principal	OID	$1,045,000
Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, and due in April 2006 and has not been paid as of October 10, 2006	$4,492,500	$-	$4,492,500
Promissory notes payable to three entities, unsecured, convertible into shares of common stock at any time prior to maturity, with an interest rate of 6% per annum (12% default). These notes payable are due and in default and have not been paid as of October 10, 2006	425,283	-	425,283
Notes payable - in default	$4,917,783	$-	$4,917,783

Notes payable in default OID accretion for the nine months ended September 30, 2006, was $846,154.

Short-Term Notes Payable

Short-term notes payable consists of the following at September 30, 2006 (in thousands):

	At September 30, 2006
	Principal	OID	Net
Promissory notes payable to 1 individual and 1 entity unsecured, with interest rates ranging from 6% to 10% per annum (10%-19% default)	$545,000	-	$545,000
Short-term notes payable to 13 individuals from a March 2006 private placement, with an interest rate of 9.0% per annum and an effective interest rate of 21.0% at September 30, 2006	654,500	(4,711)	649,789
Note payable - Other	158,392	-	158,392
Short term notes payable	$1,357,892	$(4,711)	$1,353,181

Short-term notes payable original issue discount accretion for the nine-month periods ended September 30, 2006 and 2005 was $169,758 and $158,824, respectively

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Short-Term Notes Payable, Continued

Convertible Notes Payable issued with Stock Purchase Warrants

In March 2006 in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On September 30, 2006, the unamortized discount on the notes was $4,711.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt

Long-term debt consists of the following at September 30, 2006:

	At September 30, 2006
	Principal	OID	Net
Unsecured note payable
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.0% per annum, due in June 2008	1,000,000	$(569,729)	430,271
Long-term note payable, unsecured	1,000,000	(569,729)	430,271
Secured notes payable
Subordinated note payable, secured, convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, with an effective interest rate of 8.0% for the nine-month period ending September 30, 2006.	34,290,000	(20,297,060)	13,992,940
Revolving line of credit up to $4,500,000, secured, including $500,000 convertible minimum borrowing note that is convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2.0% per annum with a minimum interest rate of 8% per annum, due in July 2008, with an effective interest rate of 8.0% for the nine-month period ending September 30, 2006.	4,314,158	(1,245,621)	3,068,537
Notes payable with four expiration dates ranging between 2006 and 2011 with interest rates ranging between 4.8% and 10.5% per annum. All notes are secured by operating equipment	129,367	-	129,367
Long-term notes payable, secured	38,733,525	(21,542,681)	17,190,844
Long-term debt	$39,733,525	$(22,112,410)	$17,621,115

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Long term debt OID accretion for the three-month periods ended September 30, 2006 and September 30, 2005 was $3,168,951, $3,295,864, respectively and for the nine-month periods ended September 30, 2006 and 2005 $14,973,933 and $3,295,864, respectively.

Future maturities of long-term debt are as follows as of September 30, 2006:

2007	$28,257
2008	1,028,257
2009	28,257
2010	38,632,415
2011 and thereafter	16,339
$39,733,525

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

During 2004, in connection with the additional loan of $2,000,000 from Gryphon, the Company reduced the exercise price of the warrants previously issued to Gryphon in 2003 to $105 per share, and issued Gryphon and a placement agent the following additional warrants to purchase shares of its common stock:

	Number of Warrants
		Placement
	Gryphon	Agent	Price
Increase to note balance due to rewrite:
$2,000,000	10,185	933	$105.00
	33,333	-	$1.50
Total issued in 2004	43,518	933
Total issued	53,703	1,500

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

	Conversion
Assumption	Feature		Warrants
Term	2 or 3 years		5 years
Risk free interest rate	7.5%	[1]	3.42%-4.71%
Volatility	86.6%-189.6%		134.2%-164.5%
Dividend yield	0		0
[1] Interest rate is the stated rate of the note

The initial estimated fair values of the conversion features and the warrants were:

Financial instrument derivative	Value
Conversion feature:
$1,500,000 note (October 2003)	$2,574,500
$2,000,000 note (December 2003)	2,000,222
$5,500,000 note (April 2004)	3,656,583
Warrants:
Issued with $1,500,000 note (October 2003)	1,437,317
Issued with $2,000,000 note (December 2003)	2,317,980
Issued with $5,500,000 note (April 2004)	13,756,349

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during the period are as follows:

	Financial
	Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2003	Conversion Feature	$3,466,499	$1,108,223
December 31, 2003	Warrants	3,165,194	590,103
Balance, December 31, 2003		$6,631,693	$1,698,326
December 31, 2004	Conversion Feature	$1,590,000	$5,533,083
December 31, 2004	Warrants	2,611,842	14,309,702
Balance, December 31, 2004		$4,201,842	$19,842,785
December 31, 2005	Conversion Feature	$4,000	$1,586,000
December 31, 2005	Warrants	163,283	2,448,559
Balance, December 31, 2005		$167,283	$4,034,559
Subsequent Quarters Ended:
March 31, 2006	Conversion Feature	$5,742,857	$(5,738,857)
March 31, 2006	Warrants	337,586	(174,303)
Balance, March 31, 2006		$6,080,443	$(5,913,160)
June 30, 2006	Conversion Feature	$2,142,857	$3,600,000
June 30, 2006	Warrants	218,832	118,754
Balance, June 30, 2006		$2,361,689	$3,718,754
September 30, 2006	Conversion Feature	$-	$2,142,857
September 30, 2006	Warrants	149,622	69,209
Balance, September 30, 2006		$149,622	$2,212,066

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

Note Expense	OID at Issuance	Interest
$1,500,000 (2003)	1,500,000	2,511,817
$2,000,000 (2003)	2,000,000	2,318,202
$5,500,000 (2004)	5,500,000	11,912,932

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance		OID
Period End	of Note		Balance	Expense
December 31, 2003	$3,500,000		$3,379,121	$120,879
December 31, 2004	5,500,000		3,596,154	5,282,967	[3]
December 31, 2005	5,500,000	[4]	8,461,554	2,750,000
March 31, 2006	5,000,000		158,654	687,500
June 30, 2006	5,000,000		-	158,654
September 30, 2006	4,492,500		-	-

[3] Includes full accretion of the prior notes of $1.5 and $2.0 million upon the issuance of the $5.5 million note
[4] The Company made a principal payment of $500,000

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

The loan is in default and the Company is negotiating settlement terms as of November 20, 2006. Gryphon converted $507,500 of the principal of the note during the quarter ended September 30, 2006, in to 145,000 shares at a conversion price of $3.50. The entire amount is shown in notes payable in default on the balance sheet as of September 30, 2006

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving note agreement with Laurus Master Fund, Ltd (“Laurus”). Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and were originally convertible into shares of the Company’s common stock at $37.50 per share. The Company did not draw on the revolving note until February 2006. In March 2006, in connection with the drastic decrease in the Company’s stock price, the conversion price of the convertible note was reduced to $3.50 per share which upon conversion could result in the issuance of 9,857,143 shares of the Company’s common stock. The conversion price of the revolving note was also reduced to 3.50 per share. Upon conversion the maximum loan balance would result in the issuance of 857,143 shares. Also in March 2006, the amount available for borrowing on the revolving note was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share. Laurus converted $210,000 of the principal of the note during the quarter ended September 30, 2006, into 60,000 shares at a conversion price of $3.50.

The note provides for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the year ended December 31, 2005 on the $34,500,000 note was $314,316. The securities underlying the notes are subject to a registration rights agreement that requires the Company to file a registration statement and have it declared effective. As of August 21, 2006, that registration statement was not effective. The registration rights agreement provides for liquidated Laurus

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd.

damages for the failure of the registration statement to become effective. The effect of non-compliance with the terms of the registration rights agreement results in a charge of liquidated damages of 2% of the outstanding balance of the notes per month.

The effective interest rate of the note at September 30, 2006 and December 31, 2005 was 31.3% and 60.5%. The line of credit portion of the Laurus loan agreement was first utilized in February 2006.

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

	Number of	Exercise
Note	Warrants	Price
$34,500,000	166,667	$46.50
	109,950	$0.02
$1,500,000 increase	650,000	$3.50
Total warrants issued	926,617

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd.

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature		Warrants
Term	3 years		5 years
Risk Free Interest Rate	8.25% - 9.75%	[1]	4.13% - 4.78%
Volatility	160.3% - 181.7%		161.1% - 168.4%
Dividend yield	0		0
[1] Interest rate is the stated rate of the note

The initial estimated fair values of the conversion feature, warrants and the common shares issued as an inducement were:

Financial instrument	Fair Value
Conversion feature:
$34,500,000 note (July 2005)	34,237,800
$3,000,000 line of credit (upon borrowing Feb 2006)	318,563
$1,500,000 line of credit increase (upon borrowing March 2006)	2,172,748	[2]
$300,437 borrowing on the line of credit (April 2006)	562,037
$42,210 borrowing on the line of credit (May 2006)	56,047
$207,799 borrowing on the line of credit (June 2006)	306,502
Warrants:
Issued with $34,500,000 note (July 2005)	11,531,157
Issued with $1,500,000 line of credit increase (March 2006)	4,871,652
Common shares issued as inducement:
Issued with $34,500,000 note (July 2005)	1,048,332
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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

	Financial
Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	1,973,400	32,264,400
	Warrants	967,796	10,563,361
Balance, December 31, 2005		2,941,196	42,827,761
Subsequent Quarter Ended:
March 31, 2006	Conversion Feature	71,664,765	(67,200,054)
March 31, 2006	Warrants	6,877,198	(1,037,751)
Balance, March 31, 2006		78,541,963	(68,237,805)

June 30, 2006	Conversion Feature	47,186,277	25,393,587
June 30, 2006	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		51,534,674	27,922,389
September 30, 2006	Conversion Feature	31,478,599	15,707,678
September 30, 2006	Warrants	3,186,336	1,162,061
Balance, September 30, 2006		34,664,935	16,869,739

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date:
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869
June 30, 2006	$34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance, June 30, 2006	$38,808,452	$24,630,242	$3,454,990
September 30, 2006	$34,290,000	$20,297,060	$2,892,500
	4,314,158	1,245,621	195,061
Balance, September 30, 2006	$38,604,158	$21,542,681	$3,087,561

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

The holder of the note has registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note. Because the ability to register the shares to be issued upon conversion is deemed to be outside the control of the Company, the initial fair value of the embedded conversion feature of the note was recorded as a financial instrument derivative liability and is marked-to-market at the end of each reporting period.

The Company estimated the fair value of the conversion feature using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature
Term	3 years
Risk Free Interest Rate	7.0%
Volatility	160.3% - 168.4%
Dividend yield	0
[1] Interest rate is the stated rate of the note

 1 Interest rate is the stated rate of the note

The initial estimated fair value of the conversion feature was:

Financial Instrument Derivative	Value
Conversion feature:
$10 million note (2005)	$7,325,091

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

7.  Notes Payable, Continued

Long-Term Debt, Continued

Wynthrop Barrington, Continued

The financial instrument derivative liability related to the conversion feature is adjusted to its fair value at the end of each period. The balance at each period-end and the related gain or losses during each year are as follows:

	Financial
	Instrument	Period
Period End	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion feature	$407,614	$6,917,477
March 31, 2006	Conversion feature	$1,861,074	$(1,453,460)
June 30, 2006	Conversion feature	$1,222,671	$638,403
September 30, 2006	Conversion feature	$810,641	$412,030

The fair value of the conversion feature resulted in the recording of a discount on the convertible debt. The original issue discount (OID) on the note is accreted to interest expense, using the effective interest method, over the initial term of the note. The amount of OID at origination is as follows:

Note	OID at Issuance
$10,000,000 convertible note	7,325,091

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
December 31, 2005	10,000,000	6,104,242	1,220,848
March 31, 2006:	1,000,000	732,509	5,371,733
June 30, 2006	1,000,000	651,119	81,390
September 30, 2006	1,000,000	569,729	81,390

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies

Lease Commitments

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

2006	$1,178,606
2007	536,897
2008	332,576
2009	171,293
2010 and thereafter	79,816
$2,299,188

Management’s Plan

As of September 30, 2006, the Company's working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Promissory Note Defaults

As part of its acquisition of KKLLC, the Company guaranteed an existing obligation of the joint venture for a promissory note with an original face value of $20,000,000, to Met Life This note was originally payable to Travelers Insurance Company. Part of the Company’s membership acquisition commitment included the requirement, under certain circumstances, to make all principal and interest payments due under the Met Life promissory note if not made by KKLLC. When KKLLC did not make the Met Life note payments, the Company did not make the note payments as required in its KKLLC acquisition agreement. Met Life has indicated that on August 25, 2006 there is a foreclosure sale involving the KKLLC assets that are securing the promissory note; as well as assets of Kirkland Cattle Co. and of Larry Kirkland. The Company does not have the financial capacity to remedy this note demand.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company’s wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with the Company’s wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company’s wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine, containing Andy Warhol's artwork or quotes that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies, Continued

Litigation and Disputes. Continued

Andy Warhol Foundation Suit, Continued

royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003 (which was paid); $45,000 on December 15, 2004 (which was paid); $135,000 on December 15, 2005; and $180,000 on December 15, 2006. The Company terminated this agreement in October, 2005, prior to the launch of any Company product containing artwork or quotations created by Mr. Warhol.

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made payment(s) as scheduled.

Wall Street Communications Suit.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund, Ltd. to the Company in connection with the Company’s financing needs in 2005. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee. Wall Street Communications Group Inc. filed suit against the Company in state District Court in Boulder County, Colorado. The court issued a default judgment against the Company on December 16, 2005 ordering the Company to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies, Continued

Litigation and Disputes. Continued

Wall Street Communications Suit, Continued

Fund, Ltd. The court also ordered the Company to issue to Wall Street Communications Group Inc., under the Finder's Fee and Non-Circumvention Agreement, a five-year option to purchase 1,250,000 shares of the Company's common stock at $.31 per share, a second option to purchase 824,621 shares of the Company's common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund, Ltd.

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of the Viands acquisition and intends to defend against these claims vigorously. Discovery in the case has just begun, and no trial date has been set.

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys’ fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies, Continued

Longview Fund Suit, Continued

with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which are payable either in cash or by the conversion of the underlying debt into shares of the Company’s common stock at market price. As of the filing of this Quarterly Report on Form 10-QSB, the Company is one month behind in such monthly payments.

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit asserts claims for breach of contract, conversion, and breach of fiduciary duty and seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys’ fees.

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. The trial date scheduled for November 6, 2006 was adjourned indefinitely. On November 15, 2006, Mr. Shane moved for partial Summary Judgment with respect to his breach of contract claim. This motion will be fully submitted on December 21, 2006.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies, Continued

Kirkland Knightsbridge LLC Matter, Continued

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

On September 19, 2006, in the Superior Court of California, County of Napa, a complaint, styled, Larry Kirkland, Kirkland Ranch, LLC , a California Limited Liability Company, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants, Case No. 26-35015. As of the date of this Quarterly Report on Form 10-QSB, none of the named defendants has been served. Plaintiff alleged causes of action against us for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation. If defendants are served, they currently intend to defend the litigation vigorously.

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a California limited liability company, Plaintiff, v. 360 Global Wine Company, fka Knightsbridge Fine Wines, Inc., a Nevada corporation, Case No. 06-10628, in which plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to defendant’s ownership of membership interests in KKLLC. We have responded to such claims and intend to defend the litigation vigorously. KKLLC also filed a counterclaim in this matter against us and against our wholly-owned subsidiary, 360 Viansa, LLC, a California limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. As of the date of this Quarterly Report on Form 10-QSB, we have not yet filed a responsive pleading to the counterclaim. A trial related to certain of the claims alleged in the counterclaim is currently set for December 12, 2006. We also expect to defend this aspect of the litigation vigorously.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

8.  Commitments and Contingencies, Continued

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled “Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants,” Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff’s allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff’s case is wholly without merit and intend to defend against her claims vigorously.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

9.	Liability Resulting From The Market Value Guarantee Of The Company’s Common Stock

As part of its acquisition of KKLLC, the Company issued 4,255,320 shares of its common stock with a fair value at the date of the agreement of $10,000,000 ($2.35 per share) to KKLLC. The KKLLC Operating Agreement required the Company to guarantee that the shares of common stock issued to KKLLC would have a minimum fair value in April 2007 of $10,000,000. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the issuance of the Company’s shares of common stock under the KKLLC Operating Agreement constituted a conditional obligation; and, in the past was accounted for as a liability. KKLLC and the other member of the entity (Kirkland Cattle) notified the Company that under the provisions of the KKLLC Acquisition Agreement the Company was to register the shares of its common stock issued to KKLLC in April 2004, and as of September 2006 the Company did not have an effective registration statement. This lack of an effective registration statement created a default event under the KKLLC Acquisition

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

9.	Liability Resulting From The Market Value Guarantee Of The Company’s Common Stock, Continued

Agreement and caused the forfeiture of the Company's member units. Just prior to KKLLC seeking the protection of the Federal Bankruptcy court in September 2006 the Company received notice of the forfeiture of its units to Kirkland Cattle. The forfeiture of its 50% interest in KKLLC has resulted in the elimination of the market value stock guarantee thereby eliminating the $10,000,000 liability and increasing equity at September 30, 2006. In the second quarter of 2006 the Company had made the determination that KKLLC should be reported as a discontinued operation and had recorded its residual investment in the entity as an expense.

10.  Related Party

In the three and nine months-ended September 30, 2005, an officer and major shareholder transferred 43,667 and 47,667, respectively, of his personal shares to entities and individuals as an incentive to lend money to the Company and compensation. The value of the shares of common stock transferred by the officer and major shareholder was $1,518,000 and $1,778,000 for the three and nine months-ended September 30, 2005, respectively. The value was based upon the fair value of the shares at the time of their transfer. The transaction was recorded by the Company as a capital contribution by the officer and major shareholder and as interest or compensation expense.

11.  Equity Transactions

Common Stock

Shares Issued for Cash

During the quarter ended March 31, 2006, the Company issued 71,429 shares of its common stock to an individual for cash of $250,000.

Shares Issued to Consultants

In the quarter ended September 30, 2006, the Company issued 376,843 shares of its common stock to eight entities or individuals for past consulting services with a value of $1,244,776 based upon the fair value of the stock at the date of issuance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

11.  Equity Transactions, Continued

Common Stock, Continued

Shares Issued to Consultants, Continued

In the quarter ended June 30, 2006, the Company issued 7,500 shares of its common stock to one individual and one entity for past consulting services with a value of $40,250 based upon the fair value of the stock at the date of issuance.

In March 2006, the Company issued 696,133 shares of its common stock to 13 entities or individuals for past and future consulting services with a value of $4,306,010 based upon the fair value of the stock at the date of issuance.

In March 2006, the Company issued 603,438 shares of its common stock to 5 entities or individuals for future advertising services with a value of $4,525,785 based upon the fair value of the stock at the date of issuance.

In March 2005, the Company issued 1,000 shares of its common stock to one entity for past consulting services with a value of $75,000 based upon the fair value of the stock at the date of issuance.

Shares Issued To Employees

In March 2006, the Company issued 75,000 shares of its common stock as compensation to two employees with a value of $562,500 based on the fair value of the stock on the date of issuance.

In February 2005, the Company issued 783 shares of its common stock to eight employees for past services with a value of $38,775.

Shares Issued To Board Of Director Members

In March 2006, the Company issued 1,644,300 shares of its common stock to two Board of Director members for past services with a total value of $12,332,250, based upon the fair value of the stock at the date of issuance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

11.  Equity Transactions, Continued

Common Stock, Continued

Shares Issued In Conjunction With The Issuance Of Debt Instruments

During the quarter ended September 30, 2006, the Company issued 60,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $210,000.

During the quarter ended September 30, 2006, the Company issued 145,000 shares of its common stock to Gryphon in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $507,500.

During the quarter ended September 30, 2006, the Company issued 13,333 shares of its common stock to Longview in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $46,666.

In August 2006, the Company issued 44,447 shares of its common stock as repayment of a note payable to an individual with a value of $125,000 and accrued interest with a value of $30,565 based upon the fair value of the stock on the date of issuance.

In July 2006, the Company issued 7,500 shares of its common stock as payment of interest to a note payable holder. The shares had a value of $26,250 based upon the fair value of the stock at the date of issuance.

In March 2006, the Company issued 2,571,429 shares of its common stock in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $9,000,000.

In March 2006, the Company issued 250,000 shares of its common stock in satisfaction of penalty charges on a convertible note payable with a value of $1,875,000 based on the fair value of the stock on the date of issuance.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

Shares Issued In Conjunction with a Minimum Share Guarantee

In the quarter ended June 30, 2006, the Company issued 461 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $0.001 (par value).

In March 2006, the Company issued 49,802 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $50 or $0.001 (par value).

Shares Issued in Conjunction with the Exercise of Warrants

During the quarter ended September 30, 2006, the Company issued 181,724 to an entity and an individual for the exercise of warrants outstanding. Both of the transactions were cashless exercises and the shares were recorded at $.001 (par value).

Warrant Activity and Summary of Outstanding Warrants

During the nine-month period ended September 30, 2006, the Board of Directors approved the issuance of warrants to purchase 900,002 shares of the Company’s common stock. The warrants are exercisable at $3.50 per share at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the nine-month period ended September 30, 2006, two warrant holders exercised their warrants, resulting in the issuance of 181,724 shares of the Company's common stock. The warrants were exercised in cashless exercises, and the share issuances were valued at par value.

During the nine-month period ended September 30, 2006, 667 warrants to purchase the Company's common stock expired.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

11.  Equity Transactions, Continued

Warrant Activity and Summary of Outstanding Warrants, Continued

Included in the issuance of warrants to purchase 900,002 shares of the Company’s common stock during the nine-month period ending September 30, 2006 is a warrant to purchase 650,000 shares that was issued to Laurus as an incentive to increase the maximum amount borrowable under an existing line of credit (Note 7), a warrant for the purchase of 75,000 shares that was issued to an employee as compensation for future services, a warrant for the purchase of 100,000 shares to a short term note payable holder, and warrants for the purchase of blocks of multiples of 7,143 shares issued to individuals in conjunction with loans made to the Company (Note 7). During the six-month period ended June 30, 2005, there were two warrants to purchase a total of 3,000 shares issued to two individuals in conjunction with short-term loans made to the Company. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123(R) for the nine-month period ended September 30, 2006.

A summary of warrant activity for the nine-month period ended September 30, 2006 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2005	367,168	$30.60	367,168	$30.60
Granted	900,002	$3.50	900,002	$3.50
Exercised	(181,724)	$3.50	(181,724)	$3.50
	(667)	311.09	(667)	3311.09
Outstanding, September 30, 2006	1,084,779	$5.18	1,084,779	$5.18

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

11.  Equity Transactions, Continued

Warrant Activity and Summary of Outstanding Warrants, Continued

At September 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted
Range of		Weighted	Average		Weighted
Warrant		Average	Remaining	Number	Average
Exercise	Number of	Exercise	Contractual	Of	Exercise
Price	Warrants	Price	Life	Warrants	Price
$46.50-$600.00	225,052	$297.22	3.12	225,052	$297.22
$3.50	798,168	$3.50	11.08	798,168	$3.50
$1.50	33,333	$1.50	2.56	33,333	$1.50
$0.02	28,226	$0.02	3.77	28,226	$0.02
	1,084,779			1,084,779

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the nine-month period ended September 30, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	$0.00
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of warrants granted during the three year period	$7.30

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2006 and
For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

13. Interest Expense

Interest expense per share during the three-month and nine-month period ended September 30, 2006 and 2005 consists of the following:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total interest expense	$4,497,706	$19,746,618	$30,141,149	$22,760,534
Interest expense per share - basic	$0.65	$50.92	$6.24	$62.77
Weighted-average number of common shares - basic	6,883,534	387,790	4,827,488	362,590
Interest expense per share - diluted	$0.23	$11.99	$6.24	$14.04
Weighted-average number of common shares - diluted	19,604,089	1,646,477	4,827,488	1,621,277

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

Overview

360 Global Wine Company (the “Company”) is a Sonoma-based marketer of alcoholic beverage brands in the wine category. Management believes that there is an abundance of small and mid-sized wineries that lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. We believe that by adopting and applying consumer beverage marketing principles within the wine industry, we can further enhance operating results, creating a competitive advantage over other small and mid-sized wineries.

For a brief period of time earlier this year, diversified into a mineral extraction operation for kaolin. However, our Board of Directors has decided to concentrate our efforts on our core wine business and we implemented plans to discontinue our extractive operations and disposed of our kaolin operation. In addition, in May 2006, our Board decided to discontinue our involvement with KKLLC, a Napa Valley, California-based wine operation in which we held a 50% interest. We were not able to integrate this operation into our other wine business and, therefore, did not realize our anticipated operating efficiencies. In September 2005, KKLLC filed for protection under Chapter 11 of the Federal Bankruptcy Code. As of the date of this Form 10-QSB, these activities are recorded as discontinued operations.

We have grown predominantly through acquisitions. Through these acquisitions, we believe that we have become more competitive by: (1) diversifying our product offering; (2) developing strengthening market positions in the wine category; (3) strengthening our relationships with wholesalers and retailers; (4) expanding our distribution capabilities; (5) enhancing our production capabilities; and (6) acquiring additional management, operational, marketing, and research and development expertise. While not all of our acquisitions have been as successful as anticipated, we believe we have better defined the characteristics necessary in target companies.

The following table highlights the subsidiaries currently held within the consolidated results described in this Form 10-QSB:

Name of Subsidiary	Percent Owned
360 Viansa, LLC	100%
Dominion Wines International Ltd.	56%
Knightsbridge Torrique	100%
Knightsbridge Fine Wines, Inc.	100%

At September 30, 2006, we do not segment our business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

Mergers, Acquisitions and Divestitures

Springer Mining Company

On March 31, 2006, we attempted to expand our operations into another business segment - extractive minerals and processing. We acquired all of the stock of Springer Mining Company (“Springer”) for $3,000,000. The purchase price consisted of $600,000 in cash and a note issued by us for $2,400,000 to the prior owner of Springer (General Electric Company). We did not make the required note payment and General Electric Company foreclosed on the Springer shares held in escrow. As a result, we have recorded a loss on our investment in Springer of $900,000 in 2006. This loss includes approximately $300,000 of direct costs and fees related to this transaction. We believe that our $2,400,000 note payable issued in this transaction and the related accrued interest have been satisfied by the General Electric Company foreclosure of the Springer stock from the escrow.

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

Kirkland Knightsbridge LLC

In April 2004 we acquired a 50% interest in Kirkland Knightsbridge LLC (KKLLC), a wine producer located in Napa Valley, California. As a result of unsatisfactory relations with our joint venture partner, our inability to realize anticipated costs savings and efficiencies, and the lack of market acceptance due to less than expected wine quality, we decided in May 2006 to discontinue our interest in KKLLC. In September 2006, KKLLC filed for protection under Chapter 11 of the Federal Bankruptcy Code. We, therefore, report KKLLC as a discontinued operation in our financial statements included in this Form 10-QSB. We have guaranteed a $22 million loan in favor of KKLLC which is currently in default. All of the assets of KKLLC have been used to secure the note payable. We believe that the value of the assets of KKLLC will be sufficient to satisfy this debt and we will not incur any loss related to this guarantee. Our initial agreement with our joint venture partner included our guarantee of the value of shares of our common stock issued for the benefit of an individual related to our joint venture partner in the amount of $10 million. KKLLC declared a forfeiture of our membership interests, which eliminated our $10 million guarantee. Therefore, we transferred this obligation to additional paid=in capital at September 30, 2006.

Correction of Errors in Previously Issued Financial Statements

We discovered errors in our financial statements issued in prior years. The correction of these errors was reported by our March 31, 2006 10-QSB, as follows:

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

Inventory Revaluation

In addition to the errors described above, we discovered that we had not correctly allocated the purchase price to the assets of Viansa which we acquired in July 2005. The reallocation resulted in an increase to the inventory of bottled and bulk wine of $5,247,745. Of this amount, $1,249,770 was charged to cost of sales during the three-month period ended September 30, 2005, $483,956 was charged to cost of sales during the three-month period ended September 30, 2006, and $ 1,412,221 was charged to cost of sales during the nine-month period ended September 30, 2006.

Results of Operations

All amounts reflect the treatment of discontinued operations and the corrections of errors described above.

Comparison of the three month period ended September 30, 2006 to the three month period ended September 30, 2005.

Revenues

Revenues for the third quarter ended September 30, 2006, were $4,858,997 as compared to $4,512,937 for the fiscal quarter ended September 30, 2005. This increase of $346,060 is due to the increased sales of our Viansa products.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2006, was 50% of revenue compared to 77% for the quarter ended September 30, 2005. Cost of sales included $483,956 and $1,249,770 of the purchase price allocated to inventory sold during the three-month periods ended September 30, 2006 and 2005, respectively. Cost of sales as a percentage of sales before this allocation was 40%and 50% in the three-month periods in 2006 and 2005, respectively. The balance of the improvement of the relationship of cost of sales to revenue is the result of operating controls which we implemented subsequent of our acquisition of Viansa.

Sales and Marketing Expense

Sales and marketing expenses for the quarter ended September 30, 2006 were approximately equal to the same period in 2005. We believe our sales and marketing program is established and should remain consistent in future periods.

General and Administrative Expense

General and administrative expenses for the fiscal quarter ended September 30, 2006 were $3,449,467. For the same quarter in 2005, the general and administrative expenditures were $3,623,099.

Both the Sales and Marketing and the General and Administrative expenses were slightly less in the quarter ended September 30, 2006 than the comparable quarter in 2005 because our infrastructure is established and should remain consistent in future periods.

Legal Fees

Legal fees for the three month period ended September 30, 2006 were $424,353 compared to $36,587 for the three-month period ended September 30, 2005. The major portion of the increase is the result of one-time legal costs associated with the Company’s correction of errors reported by our March 31, 2006 10-QSB (as discussed above) and legal matters concerning acquisitions and divestitures.

Stock Compensation Expense

During the quarter ended September 30, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuance and FASB rules, we were required to incur non-cash expenses of approximately $1,515,187 for the issuance of these shares during the quarter ended September 30, 2006. No issuance of these shares occurred during the quarter ended September 30, 2005.

Interest and Other Expense

Total interest expense decreased $2,107,710 for the third quarter 2006 from the same period in 2005. This decrease is made up of shares issued by our Chairman as loan fees of $1,440,000 in 2005 and due to a reduction of debt resulting from conversions into shares of our common stock. The accretion of original issue discount decreased in 2006 from 2005 is due to a reduction of debt from conversions into shares of our common stock. We had no new debt financings during the three-month period in 2006 and, therefore, had no interest related to the value of financial instrument derivatives exceeding the loan proceeds as occurred in the three-month period in 2005.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Comparison of the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2005.

Revenues

As part of the Company’s strategy, the acquisition of the Viansa Winery has resulted in revenues for the nine-month period ended September 30, 2006, of $12,877,698 as compared to approximately $4,757,314 for the nine-month period ended September 30, 2005. This is an increase results from the inclusion of Viansa operations for the entire nine-month period in 2006 and only three-months during 2005.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues for the nine-month period ended September 30, 2006, was approximately 53%, compared to approximately 74% for the nine-month period ended September 30, 2005. The amounts in 2005 included $1,249,770 of purchase price allocated to inventory sold during 2005. Cost of sales as a percentage of sales before this allocation was 48%.

Sales and Marketing Expense

Sales and marketing expenses for the nine-month period ended September 30, 2006, were approximately $8,426,426, an increase of $6,595,541 from the same period in 2005. Of this amount approximately $2.1 million resulted from nine months of Viansa operations in 2006 compared to three months in 2005 and approximately $4.5 million relates to golf and racecar non-cash marketing sponsorships that were paid for with company stock during 2006.

General and Administrative Expense

General and administrative expenses for the nine-month period ended September 30, 2006, were $23,684,266, an increase of $19,500,354 from the same period in 2005. Of this increase, approximately $4.0 million relates to non-cash consulting expenses that were paid for with company stock and increased staffing resulting from the acquisition of Viansa Winery.

Both the Sales and Marketing and the General and Administrative expenses, in general, were greater in the nine-month period ended September 30, 2006 than the comparable nine-month period in 2005 because the 2006 activity included operating expenses of Viansa, which was acquired in the third quarter of 2005 and, therefore, had limited impact on the operating results for the nine month period in 2005.

Legal and Accounting Fees

Legal and accounting fees for the nine-month period ended September 30, 2006, were $1,567,599, compared to $162,808 for the nine-month period ended September 30, 2005. The major portion of the increase resulted from non recurring professional costs associated with the Company’s correction of errors reported by our March 31, 2006 10-QSB (as discussed above) and new acquisitions and divestitures.

Stock Compensation Expense

During the nine-month period ended September 30, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuances and FASB rules, we were required to incur non-cash expenses of approximately $23,638,516 for the issuance of these shares during the nine-month period ended September 30, 2006 and $2,427,119 for the issuance of these shares during the same period in 2005.

Operating Loss with detail of Non-Cash items

During the first nine months of 2006, the Company recorded a loss from continuing operations of $80,153,151. Of that amount, approximately $76.2 million resulted from non-cash items. These non-cash items were stock-based compensation of employees and members of the board of directors of $23.6 million, losses on financial instrument derivatives of $23.8 million, non cash interest costs of $24.3 million, and marketing sponsorships of $4.5 million.

Interest and Other Expense

Total interest expense increased $7,80,615 to $30,141,149 during the nine-month period in 2006 from the same period in 2005. We incurred about $4.0 million of default interest on the Laurus loan during 2006 and our debt increase due to the financing in July 2005 related to our acquisition of Viansa. Accretion of original issue discount increased as a result of a full nine months accretion in 2006 compared to only three months in 2005. The excess of the fair value of financial instrument derivatives over the net proceeds received decreased in 2006 compared to 2005 as we had fewer new loans in 2006.

In connection with an increase of $1,500,000 in the Laurus line of credit, we reduced the conversion price of the Laurus and Gryphon loans to $3.50 per share and also decreased the exercise price of the warrants issued in connection with these loans to $3.50 per share. This resulted in additional derivative costs of $6,245,007. The value of the financial instrument derivatives increased by $75,604,425 in the first quarter of 2006. This was partially offset by a decrease in the value of these derivatives of $32,279,546 in the second quarter of 2006 and $19,4936,835 in the third quarter of 2006. These dramatic changes in the value of these derivatives are due to changes in the quoted price of our common stock at the end of each quarter. There are no cash costs to these changes, and the balances of the derivative liability will be included in shareholders’ equity when the notes are repaid, the warrants are exercised or expire, or the registration statement required by the agreements becomes effective.

Loss From Discontinued Operations and Disposal of Discontinued Operations

For the nine-month period ended September 30, 2006, the loss on discontinued operations was $2,491,689. The total amount pertains to the losses incurred from the KKLLC discontinued operation. The loss on the disposal of a discontinued operation was $900,000 and is the result of the loss recorded on the Springer transaction.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Liquidity and Capital Resources

As of September 30, 2006, the Company’s working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the nine-month period ended September 30, 2006 was $5,458,581. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the nine-month period ended September 30, 2006 was $5,169,042. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the period.

Investing Activities

Cash used in investing activities during the nine-month period in 2006 was $406,614, the majority of which is due to the purchase of equipment.

Impact of Derivatives on Liquidity

We financed the acquisition of Viansa through a convertible debt instrument with Laurus Fund. This note is convertible into shares of our common stock. We also issued warrants to purchase shares of our common stock to Laurus in connection with this loan.

As the warrants and the embedded conversion feature of this convertible debt meet the accounting definition of “financial instrument derivatives”, accounting rules require that we must adjust the carrying value of these derivatives to their fair value at the end of each reporting period (March, June, September and December). These adjustments to the carrying value of the derivatives are recognized as either non-cash income or non-cash expense. An increase in the fair value of the warrants and embedded conversion feature result in an expense. A decrease in fair value results in income. These changes have no effect on our current or future cash requirements.

In March 2006, we lowered the conversion price of the Laurus and other convertible debt and lowered the exercise price of certain warrants issued in connection with convertible debt to $3.50 per share. This reduction of the exercise price of the warrants and the conversion price of the debt instruments resulted in an increase of $75,604,425 in the value of these derivatives for the quarter ended March 31, 2006. As explained above, this increase in value of the warrants and conversion features must be recognized as a non-cash expense. In the second and third quarters of 2006, we experienced gains of $32,279,546 and $19,493,835, respectively, that partially offset the expense recorded in the first quarter; resulting in a net expense of $23,831,044.

The actual value of these derivatives will vary significantly in future quarters and may be higher or lower than the $35,634,682 fair value at September 30, 2006, depending upon market conditions and the price of our stock.

Contractual Obligations and Commitments

The Company incurs certain contractual obligations and commitments from time to time in the normal course of business. Included in these obligations are typically: (1) leasing or mortgage obligations, (2) employment agreements, (3) sales, marketing, distribution and licensing agreements, and (4) anticipated costs of litigation, all of which are discussed in more detail in the Company’s filing of its Annual Report on Form 10-KSB in the Notes to Consolidated Financial Statements.

There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

Capital expenditures in the nine-month period ended September 30, 2006 were $282,397, compared to capital expenditures of $24,111 in the nine-month period ended September 30, 2005.

Management’s Strategy and Plan for the Future

Our strategy is to grow through a combination of internal growth initiatives and acquisitions. Our internal growth will be driven by leveraging our existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the wine industry.

The internal growth initiatives include increases to sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace, thereby reducing average sales cost per product and increasing product variety to our client base. We believe that, by increasing our ability to provide an ever-growing inventory of brands and products, we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth. Two key aspects of our internal growth initiatives include our Tuscan Club private membership club of approximately 15,000 individuals with an interest in having access to exclusive wine and food products and our upcoming launch of Cucina Viansa, a line of mid-priced wines, including Chardonnay, Merlot, Pinot Grigio and Sangiovese, that will be distributed primarily through third party channels.

The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio that can be introduced into our sales and marketing channels, which, in turn, should provide wider public awareness and increased sales.

Cautionary Information Regarding Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Quarterly Report on Form 10-QSB are forward-looking statements about 360 Global Wine Company, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” "predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Quarterly Report on Form 10-QSB are also subject to the following risks and uncertainties: our auditors have expressed substantial doubt about our ability to continue as a going concern; we have a substantial level of indebtedness; we are in default on two of our long-term debt obligations; we may not be able to service our current or future levels of required debt from operations; we may not be able to secure sufficient new or outside capital to service our current or future levels of debt; the Company has a long history of illiquidity, including no history of positive cash flow from operations; the Company’s acquisition and joint venture strategies may not be successful; the Company may experience significant difficulty in integrating its recent acquisitions; we may not be able to secure and retain certain key future and existing personnel; the Company may experience difficulty in achieving certain sales projections and meeting certain cost targets; wholesalers and retailers may give higher priority to products of the Company’s competitors; raw material supply, production or shipment difficulties could adversely affect the Company’s ability to supply its customers; increased competitive activities in the form of pricing, advertising and promotions could adversely impact consumer demand for the Company’s products and/or result in higher than expected selling, general and administrative expenses; we may be unable to distinguish our trademarks, brands, and other intellectual property in the marketplace, or may be unable to adequately defend our intellectual property rights in the case of infringement; Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect the Company’s business; a general decline in alcohol consumption; increases in excise and other taxes on beverage alcohol products; and changes in interest rates and foreign currency exchange rates. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

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

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company’s wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with the Company’s wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company’s wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine, containing Andy Warhol's artwork or quotes that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003 (which was paid); $45,000 on December 15, 2004 (which was paid); $135,000 on December 15, 2005; and $180,000 on December 15, 2006. The Company terminated this agreement in October, 2005, prior to the launch of any Company product containing artwork or quotations created by Mr. Warhol.

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made payment(s) as scheduled.

Wall Street Communications Suit.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund, Ltd. to the Company in connection with the Company’s financing needs in 2005. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee. Wall Street Communications Group Inc. filed suit against the Company in state District Court in Boulder County, Colorado. The court issued a default judgment against the Company on December 16, 2005 ordering the Company to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master Fund, Ltd. The court also ordered the Company to issue to Wall Street Communications Group Inc., under the Finder's Fee and Non-Circumvention Agreement, a five-year option to purchase 1,250,000 shares of the Company's common stock at $.31 per share, a second option to purchase 824,621 shares of the Company's common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund, Ltd.

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of the Viands acquisition and intends to defend against these claims vigorously. Discovery in the case has just begun, and no trial date has been set.

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys’ fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which are payable either in cash or by the conversion of the underlying debt into shares of the Company’s common stock at market price. As of the filing of this Quarterly Report on Form 10-QSB, the Company is one month behind in such monthly payments.

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit asserts claims for breach of contract, conversion, and breach of fiduciary duty and seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys’ fees.

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. The trial date scheduled for November 6, 2006 was adjourned indefinitely. On November 15, 2006, Mr. Shane moved for partial Summary Judgment with respect to his breach of contract claim. This motion will be fully submitted on December 21, 2006.

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
On September 19, 2006, in the Superior Court of California, County of Napa, a complaint, styled, Larry Kirkland, Kirkland Ranch, LLC , a California Limited Liability Company, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants, Case No. 26-35015. As of the date of this Quarterly Report on Form 10-QSB, none of the named defendants has been served. Plaintiff alleged causes of action against us for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation. If defendants are served, they currently intend to defend the litigation vigorously.

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a California limited liability company, Plaintiff, v. 360 Global Wine Company, fka Knightsbridge Fine Wines, Inc., a Nevada corporation, Case No. 06-10628, in which plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to defendant’s ownership of membership interests in KKLLC. We have responded to such claims and intend to defend the litigation vigorously. KKLLC also filed a counterclaim in this matter against us and against our wholly-owned subsidiary, 360 Viansa, LLC, a California limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. As of the date of this Quarterly Report on Form 10-QSB, we have not yet filed a responsive pleading to the counterclaim. A trial related to certain of the claims alleged in the counterclaim is currently set for December 12, 2006. We also expect to defend this aspect of the litigation vigorously.

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled “Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants,” Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff’s allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff’s case is wholly without merit and intend to defend against her claims vigorously.

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

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the six month period ended June 30, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	$0.00
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of warrants granted during the six month period	$7.45

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 GLOBAL WINE CORP.

November 20, 2006	By:	/s/ Joel Shapiro
Joel Shapiro
Chief Executive Officer and Chief Financial Officer