Form 10KSB
period 2006-12-31
360 GLOBAL WINE CO
filed 2007-05-21
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-50092

360 Global Wine Company
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0231440 (I.R.S. Employer Identification No.)

25200 Arnold Drive, Sonoma, CA 95476
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (707) 934-4039

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year. $17,268,132

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 31, 2007, was $3,367,424

As of March 31, 2007, the issuer had 8,619,389 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking statements about 360 Global Wine Company (“we,” “us” “360” or the “Company”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including risks and uncertainties specific to our Company, our recent Chapter 11 filing, our industry, and changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person can assume responsibility for the accuracy and completeness of such statements.

All forward-looking statements included in this Report on Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, beyond those obligations required by law.

Other Information

On March 7, 2007 (the “Petition Date”), we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

360 Global Wine Company is a Sonoma-based marketer of alcoholic beverage brands in the wine category. Management believes that there is an abundance of small and mid-sized wineries that lack effective sales, marketing, and branding strength, creating an opportunity to consolidate wineries and build an efficient operation. If successful, such an operation could maximize economies of scale, increase utilization of production assets, and provide a more streamlined and effective sales, marketing, and distribution group. We believe that by adopting and applying consumer beverage marketing principles within the wine industry, we can further enhance operating results, creating a competitive advantage over other small and mid-sized wineries.

For a brief period of time earlier this year, we diversified into a mineral extraction operation for kaolin. However, our Board of Directors has decided to concentrate our efforts on our core wine business and we implemented plans to discontinue our extractive operations and disposed of our kaolin operation. In addition, in May 2006, our Board decided to discontinue our involvement with KKLLC, a Napa Valley, California-based wine operation in which we held a 50% interest. We were not able to integrate this operation into our other wine business and, therefore, did not realize our anticipated operating efficiencies. In September 2005, KKLLC filed for protection under Chapter 11 of the Federal Bankruptcy Code. As of the date of this Form 10-KSB, these activities are recorded as discontinued operations.

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

First Montauk Financial

In the first quarter of 2005, we agreed to acquire 18.7% of the outstanding shares of First Montauk Financial Corp. (FMFC) from a group of individuals and an entity (BMAC). We retained 360 Global Financial LLC2 (360GF) (not a related party) to provide investment banking services in our acquisition of the shares of FMFC common stock. The agreement with 360GF provided for the payment of 1,200,000 shares of our common stock payable in three separate payments of 400,000 shares based upon the completion of certain milestones. We issued the first 400,000 shares of our common stock with a fair value of $2,735,005. BMAC, the entity that was selling the FMFC shares to us, was not able to deliver its shares as contemplated in the original agreement. Accordingly, the FMFC share acquisition transaction has been cancelled and we instructed our transfer agent that the shares issued to BMAC are to be cancelled and are currently awaiting the receipt of the stock certificate issued to 360GF for cancellation.

Kirkland Knightsbridge LLC

In April 2004 we acquired a 50% interest in Kirkland Knightsbridge LLC (KKLLC), a wine producer located in Napa Valley, California. As a result of unsatisfactory relations with our joint venture partner, our inability to realize anticipated costs savings and efficiencies, and the lack of market acceptance due to less than expected wine quality, we decided in May 2006 to discontinue our interest in KKLLC. In September 2006, KKLLC filed for protection under Chapter 11 of the Federal Bankruptcy Code. We, therefore, report KKLLC as a discontinued operation in our financial statements included in this Form 10-QSB. We have guaranteed a $22 million loan in favor of KKLLC which is currently in default. All of the assets of KKLLC have been used to secure the note payable. We believe that the value of the assets of KKLLC will be sufficient to satisfy this debt and we will not incur any loss related to this guarantee. Our initial agreement with our joint venture partner included our guarantee of the value of shares of our common stock issued for the benefit of an individual related to our joint venture partner in the amount of $10 million. KKLLC declared a forfeiture of our membership interests, which eliminated our $10 million guarantee. Therefore, we transferred this obligation to additional paid-in capital at September 30, 2006.

Also, in 2004, we entered into an operating agreement with Kirkland Ranch, LLC ("KR") thereby creating Kirkland Knightsbridge, LLC ("KKLLC"). The Operating Agreement contains numerous provisions with respect to the parties' respective rights and obligations. In or about July 2005, we acquired 360 Viansa, LLC. Viansa is a winery with physical operations in Sonoma, California. However, Viansa sells its wines worldwide through its wine clubs and online sales, which account for the bulk of Viansa's revenues.

Towards the end of 2005, however, Viansa and KKLLC entered into a bottling agreement and a custom crush agreement (collectively, the "Wine Processing Agreements") with respect to Viansa's wine.  Neither the bottling agreement nor the custom crush agreement reference the Operating Agreement and neither document incorporates any terms related thereto, or involves us. Viansa and KKLLC operated pursuant to the Wine Processing Agreements for a little over one (1) year, at which time a dispute arose between KKLLC and Viansa with respect to amounts owed by Viansa to KKLLC pursuant to the Wine Processing Agreements.  KKLLC asserted that the Wine Processing Agreements provide KKLLC with a lien on Viansa's assets in KKLLC's possession in the event of nonpayment by Viansa, which KKLLC has asserted.  In fact, KKLLC provided Viansa with notice of its intent to foreclose on its collateral (i.e., Viansa's wine) and sell such collateral through a foreclosure sale.  Viansa disputed the foregoing and contended that it has made payments to KKLLC and was not obligated to KKLLC. Based on KKLLC's refusal to turn over Viansa's wine, on October 5, 2006, Viansa initiated an adversary proceeding by filing a Complaint for Turnover of Property against KKLLC, pursuant to which Viansa sought a turnover of its wine and related assets.  In response to the Complaint, KKLLC filed an answer and a counterclaim against Viansa and Global, asserting that Viansa and Global are alter egos and that Global is liable to KKLLC for damages stemming from the Operating Agreement. Trial was scheduled on an expedited basis for December 12, 2006 (trial lasted through December 13, 2006). Although KKLLC sought to adjudicate the Viansa vs. KKLLC Complaint and the KKLLC vs. Viansa and Global Counterclaim, the trial was held with respect to the Viansa vs. KKLLC Complaint only.  Global was not a party to the pleadings at issue during the trial.  The sole issue at the trial was whether Viansa was entitled to a turnover of its wine in KKLLC's possession, which required adjudication of the amounts owed by Viansa to KKLLC and application of payments made by Viansa.

At the conclusion of the trial, the Bankruptcy Court issued a Judgment finding that Viansa's payments to KKLLC were made on account of our obligations to KKLLC pursuant to the Operating Agreement and that such payments should not be applied to Viansa's debt to KKLLC. Based on the foregoing, the Bankruptcy Court entered judgment in favor of KKLLC and against Viansa.  Viansa has appealed the Judgment.  The appeal is pending before the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. Trial on the Counterclaim was scheduled for June 2007.  However, in light of Viansa's and our bankruptcy filings on March 7, 2007, the foregoing litigation was stayed.

Subsidiaries

The following table highlights the subsidiaries currently held within the consolidated results described in this Annual Report n Form 10-KSB.

Name of Subsidiary	Percent Owned
360 Viansa, LLC	100%
Dominion Wines International Ltd.	56%
Knightsbridge Torrique	100%
Knightsbridge Fine Wines, Inc.	100%

Reverse Stock Split

During October, 2005, our Board of Directors approved a 1-for-150 reverse stock split of our common stock, subject to the approval of the holders of a majority of our common stock, which split became effective on February 28, 2006. The reverse split provided for the conversion of each 150 shares of common stock into one share of common stock, rounded up to the nearest whole share. Further, for those stockholders who, solely as a result of the reverse split, would own less than 100 shares of common stock, the holdings of such stockholders were rounded up to a round lot of 100 shares.   Share and per share amounts have been retroactively restated to give effect to the reverse stock split.

In conjunction with the reverse split, our trading symbol was changed to TSIX. Prior to the reverse split our common stock traded under the symbol “TGWC”, on the OTC Bulletin Board.

Authorization of Preferred Stock

During October, 2005, our Board of Directors approved and authorized the creation of preferred shares with a par value of $0.001. In February 2006 we obtained the approval of the holders of a majority of our common stock to authorize the creation of the Preferred Stock.

Business Segments

We do not segment its business internally beyond the reporting of consolidated and subsidiary financial performance.

Growth Strategy

Our strategy is to grow through a combination of internal initiatives and acquisitions.

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

Tuscan Club

We currently maintain a private membership club of approximately 14,000 individuals with an interest in having access to exclusive wine and food products, receiving advance notice of new releases, receiving additional special member discounts, and enjoying reserve wine tastings and exclusive social events.

Launch of Cucina Viansa Brand

We are currently in planning stages for the launch of a new wine brand, Cucina Viansa. The brand will consist of a line of mid-priced wines, including: Cabernet Sauvignon, Chardonnay, Merlot, Pinot Grigio and Sangiovese.

 Promotion for the new brand will be focused on food and wine pairings, complementing the existing Cucina Viansa food line. As part of our integrated growth strategy to increase Tuscan Club membership and revenue from our on-site winery tasting room, we plan to use the wine club business and visitor e-mail list to promote awareness of Cucina Viansa as a nationally-distributed brand.

Gutsverwaltung Niederhausen Schlossbockenheim Sales and Marketing Agreement

In February, 2004, we entered into a sales and marketing agreement with Gutsverwaltung Niederhausen Schlossbockenheim, a German winery (“Gutsverwaltung”). Gutsverwaltung produces and sells certain wines under the name Gutsverwaltung Niederhausen-Schlossboeckelheim. Pursuant to the agreement, we have the exclusive right to sell Gutsverwaltung’s wines in North America, Asia, and duty free shops. The agreement expired on December 31, 2004, but automatically renews for successive one-year terms.

External Growth Initiatives

In addition to our internal growth initiatives, we continually are looking for ways to enhance shareholder value. In the past, and potentially in the future, we may seek out merger and acquisition opportunities which conglomerate our overall portfolio of businesses, and, may from time to time, act as offsetting hedges for the seasonality or other industry-specific performance characteristics of our winemaking business. The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio, which we can introduce into our sales and marketing channels, which in turn, should provide wider public awareness and a greater level of sales. In light of our Chapter 11 bankruptcy filing we will be forced to reduce our acquisition plans and focus on marketing our existing product lines.

First Montauk Financial Corporation

In January, 2006, we announced that we had acquired beneficial ownership of certain shares of common stock of First Montauk Financial Corp. which would give the Company beneficial ownership of approximately 18.7% of First Montauk’s common stock.

On January 13, 2006, the Company entered into a stock purchase agreement with BMAC Corp. and the stockholders of BMAC to purchase all of the outstanding capital stock of BMAC. We retained 360 Global Financial LLC2 (360GF) (not a related party) to provide investment banking services in our acquisition of the shares of FMFC common stock. The agreement with 360GF provided for the payment of 1,200,000 shares of our common stock payable in three separate payments of 400,000 shares based upon the completion of certain milestones. We issued the first 400,000 shares of our common stock with a fair value of $2,735,005. BMAC, the entity that was selling the FMFC shares to us, was not able to deliver its shares as contemplated in the original agreement. Accordingly, the FMFC share acquisition transaction has been cancelled and we instructed our transfer agent that the shares issued to BMAC are to be cancelled and are currently awaiting the receipt of the stock certificate issued to 360GF for cancellation

Viansa Winery & Marketplace

In July, 2005, the Company completed its purchase of Viansa Winery, a California limited partnership, and La Fontana di Viansa, LLC, a California limited liability company, and thereby acquired Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction’s completion, effective at the close of business on July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC. Viansa currently produces over 50,000 cases annually, with a selection that includes 12 different Italian varietals and 11 California varietals. Currently, Viansa sells its wine directly to the consumer. Viansa is a major competitor in the Direct to Consumer lifestyle business, and engages in the catalog, e-commerce and wine club business, primarily building its database through customer purchases at its winery and via its website. The Company’s strategy is to continue to expand its wine producing capacity of estate-bottled products and to expand its domestic and international sales and growth prospects of those goods through potential strategic alliances.

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

The acquisition also includes approximately $9,000,000 of finished and unfinished granite products. We are investigating improving the property by developing a commercial winery and vineyard in combination with a future residential development. A portion of this development will be funded from the proceeds of the sale of finished and unfinished granite product. The total purchase price for the property was $12,500,000; $2,500,000 of which was paid in cash at the closing and $10,000,000 of which was given in the form of a three-year Secured Convertible Term Note to Wynthrop Barrington, Inc. Interest on the Wynthrop Barrington Term Note is 7% annually; with $350,000 paid monthly in advance at the rate of $29,667 and the balance of the annual amount accruing at the stated rate. In March, 2006 $9,000,000 of the principal under the Wynthrop Barrington Term Note was converted into an aggregate of 2,571,429 shares of our common stock at a conversion price of $3.50 per share. In December 2006, the balance the remaining principal balance of the Note and interest was converted into 380,000 shares of our common stock at a conversion price of $3.50 per share.

On July 7, 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), a Cayman Islands company. With the funds obtained through this Security and Purchase Agreement, the Company completed its purchase of Viansa Winery as well as 136 acres of property in Burnet, Texas. The acquisition consisted of Viansa Winery, a California Limited Partnership, La Fontana di Viansa, LLC, a California limited liability company, and Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California. Upon the transaction’s completion, effective July 7, 2005, the Company changed the name of the acquired entities to 360 Viansa, LLC.

Pursuant to the Security and Purchase Agreement, the Company issued to Laurus: (i) a three-year Term Note in the principal amount of $34,500,000; and (ii) a three-year Revolving Note equal to up to $3,000,000, upon which the Company will be able to draw based on available accounts receivable. After the initial drawing, the Company is required to maintain a minimum outstanding balance of $500,000 under the Revolving Note, which will be evidenced by a Convertible Minimum Borrowing Note. If this Minimum Borrowing Note is converted into the Company’s common stock, a new Minimum Borrowing Note will be issued (all such notes, collectively, the “Laurus Notes”).

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

The Monthly Amount may be paid in cash or may be converted into shares of the Company’s common stock. If paid in cash, the Company shall pay an amount equal to 103% of the Monthly Amount due and owing on that date. If the following conditions are met, the Company must pay the Monthly Amount in shares of its common stock: (i) the average closing price the Company’s common stock for the five trading days immediately preceding the current Due Date is greater than or equal to 120% of the Fixed Conversion Price, which initially is $0.25 and is subject to adjustment for stock splits, reorganizations and other extraordinary events, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company’s common stock for the period of 22 trading days immediately preceding such due date. The number of shares of the common stock to be so issued shall be the quotient of (i) the portion of the Monthly Amount converted into shares of common stock divided by (ii) the then applicable Fixed Conversion Price. The interest on the Laurus Notes accrues per annum at a Contract Rate equal to the “prime rate” published in The Wall Street Journal, plus two percent (2.0%). However, if the Company has registered the shares of the Common Stock underlying the conversion of the Laurus Notes, Warrants and Options, as described in the following paragraph, and the market price of the Company’s Common Stock for the five trading days immediately preceding a Determination Date exceeds the then-applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by two percent. However, the Contract Rate shall not at any time be less than zero. Interest shall be (i) calculated on the basis of a 360-day year and (ii) payable monthly, in arrears, commencing on August 1, 2005 through and including the Maturity Date. Following the occurrence and during the continuance of an Event of Default, the Company is obligated to pay additional interest of 2% per month.

To secure repayment of the Laurus Notes, the Company granted to Laurus a continuing security interest in and lien upon the following collateral: all of the Company’s and the Company’s subsidiary’s property and assets, whether real or personal, tangible or intangible, other than the Company’s 50% membership interest in KKLLC and the “current assets” of KKLLC until such time as the Laurus Notes are repaid in full. The security provisions in the Laurus Notes are cross-collateralized by a Guaranty Agreement entered into by the Company’s subsidiaries and a Stock Pledge Agreement covering all capital stock of the Company’s subsidiaries, as well. The Company and Viansa also entered into a Lien Subordination Agreement with Laurus and Gryphon. To induce Gryphon to enter into the Subordination Agreement, Mr. Shapiro transferred 3,000,000 of his personally held Company shares of common stock to Gryphon. The conversion price of the Gryphon Note and the exercise price of its 1,527,728 share Warrant were also reduced to $0.31 and $0.25, respectively. Pursuant to the Subordination Agreement, Laurus has a first-priority senior security interest. Gryphon subordinated all of its other security interests in the Company to Laurus, but the Company has agreed, with Laurus’ consent, to grant Gryphon a “silent” second position security interest in all of the assets of Viansa and the Texas Property (see Other Information below), including a second-lien mortgage on all Viansa and Texas Property winery property, now owned or hereafter acquired.

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

Acquisition of Dominion Wines International

In February, 2003, we acquired a majority ownership interest in Dominion Wines International, an international sales and distributor of Australian-sourced wines sold under several Company-owned brands. We purchased 56% of Dominion’s issued and outstanding shares in exchange for 46,032 shares (on an adjusted basis) of our common stock. In addition to the shares, we also received all rights and properties owned, possessed or controlled by Dominion, tangible or intangible, of every kind and description, including all assets used by Dominion in connection with its business and operations as a going concern. Dominion, while still the holder of several pieces of intellectual property, is predominantly inactive at the current time and the Company has no current plans to market product under this brand.

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

Products

As of the date of this filing, we currently market and distribute a variety of red and white wines produced by Viansa and KKLLC labels under the Viansa Winery label.
 As a result of our acquisition of Viansa and the property in Texas, we plan to begin independently producing and distributing our own wines in the future. We anticipate that the initial series of 360 Global owned and/or produced wines.
.

Intellectual Property

We own the rights to the following:

360 Global Wine Company [Jake, please confirm whether the company owns the right to this mark]
Albanero
Augusto
Athena
Cal-Ital
Frescolina
Imbianco
Jaimeson Canyon
Musecco
Ossidiana
Pacomio
Piccolo Toscano
Prindelo
Santerra
Soscal Ridge
Tavola Di Viansa
Thalia
Tuscan Club
Viansa

Customers

Our customers are predominantly retail consumers. We market to these customers through our retail locations (wineries and shops), through catalogues, e-commerce, wine clubs, and distributors.

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

Through our wholly owned subsidiary’s purchase of Viansa Winery & Italian Marketplace, we are able to sell wines produced by or for Viansa through the Viansa sales channels.

Geographic data

We currently operates predominantly within the United States.

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

Production

In the United States, we operate a winery where wine is produced from many varieties of grapes grown principally in the Sonoma regions of California. Grapes are crushed at most of our wineries and stored as wine until packaged for sale under our brand names. In the United States, the Company’s inventories of wine are usually at their highest levels in September through November, during and after the crush of each year’s grape harvest, and are reduced prior to the subsequent year’s crush.

We producte and bottle our wine products at our facility located in Sonoma, California.

The principal components in the production of our branded beverage alcohol products are agricultural products, such as grapes, and packaging materials (primarily glass).

Historically, most of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October in the United States. We currently believe that we do not have adequate sources of grape supplies to meet our sales expectations, and are actively seeking additional sources of high quality grape harvests. In the event that demand for certain wine products exceed expectations, we would seek to source the extra requirements from the bulk wine markets, but could experience shortages.

We receive grapes from approximately 20 independent growers in the United States. We enter into written purchase agreements with a majority of these growers and pricing generally varies year-to-year based on then-current market prices.

At December 31, 2006, the Company owned or leased approximately 167 acres of land and vineyards, either fully bearing or under development, in California.. Most of this acreage is used to supply a large portion of the grapes used for the production of our super-premium and fine wines.

We utilize glass and polyethylene terephthalate (“PET”) bottles and other materials such as caps, corks, capsules, labels, wine bags and cardboard cartons in the bottling and packaging of its products. Glass bottle costs are one of the largest components of our cost of product sold. In the United States, the glass bottle industry is highly concentrated with only a small number of producers. We have traditionally obtained, and continue to obtain, our glass requirements from a limited number of producers. Currently, substantially all of our glass container requirements for our United States operations are supplied by one producer. We have not experienced difficulty in satisfying our requirements with respect to any of the foregoing and consider our sources of supply to be adequate. However, the inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our operations.

Government Regulation

We are subject to a range of regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations and may be required to obtain permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on trademark and brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. The Company is also subject to rules and regulations relating to changes in officers or directors, ownership or control.

We believe that we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations do not have, and are not expected to have, a material adverse impact on our financial condition, results of operations or cash flows.

Seasonality

The beverage alcohol industry is subject to seasonality. As a result, our wine sales are typically highest during the fourth quarter of our fiscal year, primarily due to seasonal holiday buying.

Corporate History

We were incorporated in the State of Nevada on October 8, 2002, with a vision and objective to establish and build a diversified international wine company. On August 1, 2003, the Company completed a reverse acquisition of Tech-Net Communications, Inc., a Nevada corporation that was incorporated on May 15, 2000. Following the reverse acquisition, we changed the name of Tech-Net Communications, Inc., to “Knightsbridge Fine Wines, Inc.” Effective February 15, 2005, we changed our name from Knightsbridge Fine Wines, Inc., to “360 Global Wine Company.” Although Tech-Net was the “legal acquirer,” the share exchange was treated as a recapitalization of the Company, such that we are the continuing entity for financial reporting purposes. The financial statements have been prepared as if we had always been the reporting company, and, on the share exchange dates, had changed our name and reorganized our capital stock.

Employees

At December 31, 2006, we had 4 full-time employees based throughout the United States. Our 100% wholly-owned subsidiary, Viansa Winery and Italian Marketplace employed an additional 115 full-time employees. We employ additional workers on a temporary or part-time basis as required by the business.

None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2. PROPERTIES.

For the fiscal year ended December 31, 2006, our U. S. corporate office was located in Napa, California. In addition, we own and operate wineries, including warehousing and distribution facilities, in Sonoma, California which comprises approximately 167 acres. We recently acquired 136 acre property for development in Burnet, Texas. The Company also operates a satellite office in Greenwich, CT. Our Connecticut office occupies approximately 300 feet for which we pay a monthly rent of $4,000.

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

Chapter 11 Proceedings

On March 7, 2007, the filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company’s wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol’s artwork throughout North America, in connection with the Company’s wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company’s wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine, containing Andy Warhol’s artwork or quotes that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum royalty fees to the Andy Warhol Foundation as follows: $40,000 on December 31, 2003 (which was paid); $45,000 on December 15, 2004 (which was paid); $135,000 on December 15, 2005; and $180,000 on December 15, 2006. The Company terminated this agreement in October, 2005, prior to the launch of any Company product containing artwork or quotations created by Mr. Warhol.

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has been dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made two payments as scheduled.

Wall Street Communications Suit.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder’s Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder’s fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund, Ltd. to the Company in connection with the Company’s financing needs in 2005. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder’s fee. Wall Street Communications Group Inc. filed suit against the Company in state District Court in Boulder County, Colorado. The court issued a default judgment against the Company on December 16, 2005 ordering the Company to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master Fund, Ltd. The court also ordered the Company to issue to Wall Street Communications Group Inc., under the Finder’s Fee and Non-Circumvention Agreement, a five-year option to purchase 1,250,000 shares of the Company’s common stock at $.31 per share, a second option to purchase 824,621 shares of the Company’s common stock at $.001 per share and 209,666 shares of restricted common stock on the same terms offered Laurus Master Fund, Ltd.

On June 9, 2006, the court granted the Company’s motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street’s action against it. The Company has denied Wall Street Communications’ claims that it was involved with the Company’s financing of the Viands acquisition and intends to defend against these claims vigorously.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys’ fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied.. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which are payable either in cash or by the conversion of the underlying debt into shares of the Company’s common stock at market price. The Company’s most recent payment was on February 16, 2007.

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

Kirkland Knightsbridge LLC Matter

On February 10, 2005, Larry Kirkland, purportedly on behalf of Kirkland, Kirkland Ranch, LLC, a California Limited Liability Company (“KKLLC”), filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC.

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

On September 19, 2006, in the Superior Court of California, County of Napa, a complaint, styled, Larry, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants, Case No. 26-35015. Plaintiff alleged causes of action against us for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation.

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

Gryphon Master Fund, Ltd. Suit

Gryphon has filed a lawsuit in violation of covenants in its agreement whereby it waived its rights with respect to the Laurus Master Fund, Ltd. This action is being vigorously defended by the Company and Laurus.

GE Capital

General Electric Capital Corporation (“GE Capital”) has filed a lawsuit against Viansa in connection with Viansa’s failure to make payments on certain equipment leases. Viansa was delinquent on the lease payments and GE Capital declared the Company to be in default thereby making the entire outstanding amounts due and payable. Samuel J. Sebastani, as trustee under the Samuel and Victoria K. Sebastiani Revocable Trust was also named as a co-defendant. The litigation is at a very early stage.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
	HIGH	LOW
FISCAL YEAR 2005
First Quarter	$91.50	$37.50
Second Quarter	$91.50	$30.00
Third Quarter	$51.00	$30.00
Fourth Quarter	$9.00	$3.75

FISCAL YEAR 2006
First Quarter	$7.50	$0.053
Second Quarter	$7.50	$3.00
Third Quarter	$4.50	$2.50
Fourth Quarter	$4.10	$3.45

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 our common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

The following table sets forth the quarterly high and low bid prices, for our common stock, adjusted for the reverse split, which was effective as of February 28, 2006, and since the share exchange and reverse acquisition between Tech-Net Communications, Inc. and us on August 1, 2003. The prices set forth below represent interdealer quotations, without retail markup, markdown, or commission, and may not be reflective of actual transactions.

On May 17, 2007, the closing bid price for our common stock was $1.30 per share. At May 17, 2007, there were approximately 149 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and that were not previously disclosed in a filing with the SEC:

In the quarter ended December 31, 2006, the Company issued 171,629 shares of its common stock to nine entities or individuals for past consulting services with a value of $600,701 based upon the fair value of the stock at the date of issuance.

In December, the Company issued 31,530 shares of it common stock as compensation to eighteen employees as compensation with a value of  $109,725 based on the fair value of the stock on the date of issuance.

In December, the Company issued 44,447 shares of it common stock as compensation to one investor as repayment of a short term loan with a value of  $155,562 based on the fair value of the stock on the date of issuance.

During the quarter ended December 31, 2006, the Company issued 205,000 shares of its common stock to Gryphon in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $717,500.

During the quarter December 31, 2006, the Company issued 15,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $52,500.

During the quarter December 31, 2006, the Company issued 27,419 shares of its common stock to Longview funds  in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $95,966.

During the quarter December 31, 2006, the Company issued 380,000 shares of its common stock to five investors as partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $1,330,000.
The foregoing was issued in reliance on an exemption from registration afforded by Section 4(2) and Rule 506 promulgated pursuant to Regulation D of the Securities Act of 1933, as amended.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

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

Overview

On March 7, 2007 (the “Petition Date”), we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The reorganization case is being administered under Case No. 07-50206-gwz.

Our Business

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

The following table highlights the subsidiaries currently held within the consolidated results described in this Form 10-KSB:

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

Kirkland Knightsbridge LLC

In April 2004 we acquired a 50% interest in Kirkland Knightsbridge LLC (KKLLC), a wine producer located in Napa Valley, California. As a result of unsatisfactory relations with our joint venture partner, our inability to realize anticipated costs savings and efficiencies, and the lack of market acceptance due to less than expected wine quality, we decided in May 2006 to discontinue our interest in KKLLC. In September 2006, KKLLC filed for protection under Chapter 11 of the Federal Bankruptcy Code. We, therefore, report KKLLC as a discontinued operation in our financial statements included in this Form 10-QSB. We have guaranteed a $22 million loan in favor of KKLLC which is currently in default. All of the assets of KKLLC have been used to secure the note payable. We believe that the value of the assets of KKLLC will be sufficient to satisfy this debt and we will not incur any loss related to this guarantee. Our initial agreement with our joint venture partner included our guarantee of the value of shares of our common stock issued for the benefit of an individual related to our joint venture partner in the amount of $10 million. KKLLC declared a forfeiture of our membership interests, which eliminated our $10 million guarantee. Therefore, we transferred this obligation to additional paid in capital at September 30, 2006.

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

Results of Operations

Comparison of the twelve month period ended December 31, 2006 to the twelve month period ended December 31, 2005.

Revenues

Revenues for the year ended December 31, 2006, were $17,268,132 as compared to $12,649,000 for the fiscal year ended December 31, 2005. This increase of $5,000,132 is due to the increased sales of our Viansa products.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2006, was 9,695,739 compared to $6,883,028 for the year ended December 30, 2005.

Sales and Marketing Expense

Sales and marketing expenses for the year ended December 31, 2006 was approximately equal to the same period in 2005. We believe our sales and marketing program is established and should remain consistent in future periods. This excludes non cash expenses associated the company’s branding strategies.

General and Administrative Expense

General and administrative expenses for the fiscal year ended December 31, 2006 were $24,843,226. For the same year in 2005, the general and administrative expenditures was $5,343,089.

Both the Sales and Marketing and the General and Administrative expenses, in general, were greater in the twelve-month period ended December 31, 2006 than the comparable twelve-month period in 2005 because the 2006 activity included operating expenses of Viansa, which was acquired in the third quarter of 2005 and, therefore, had limited impact on the operating results for the twelve months in 2005.

Legal Fees

Legal fees for the twelve months ended December 31, 2006 were $1,065,094 compared to $424,353 for the twelve month period ended December 31, 2005. The major portion of the increase is the result of one-time legal costs associated with the Company's correction of errors reported by our March 31, 2006 10-QSB (as discussed above) and legal matters concerning acquisitions and divestitures.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Stock Compensation Expense

During the twelve-month period ended December 31, 2006, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2006. Based upon the common stock trading price at the times of issuances and FASB rules, we were required to incur non-cash expenses of approximately $23,638,516 for the issuance of these shares during the twelve-month period ended December 31, 2006 and $3,737,000 for the issuance of these shares during the same period in 2005.

Operating Loss with detail of Non-Cash items

During the first twelve months of 2006, the Company recorded a loss from continuing operations of $89,125,751. Of that amount, approximately $76.2 million resulted from non-cash items. These non-cash items were stock-based compensation of employees and members of the board of directors of $23.6 million, losses on financial instrument derivatives of $23.8 million, non cash interest costs of $24.3 million, and marketing sponsorships of $4.5 million.

Interest and Other Expense

Total interest expense increased to $9,140,346 during the twelve-month period in 2006 from the same period in 2005. We incurred about $4.0 million of default interest on the Laurus loan during 2006 and our debt increase due to the financing in July 2005 related to our acquisition of Viansa. The interest expense for the year ended December 31, 2005 was approximately $6,871,216.

Accretion of original issue discount increased as a result of a full nine months accretion in 2006 compared to only three months in 2005. The excess of the fair value of financial instrument derivatives over the net proceeds received decreased in 2006 compared to 2005 as we had fewer new loans in 2006.

In connection with an increase in the Laurus line of credit, we reduced the conversion price of the Laurus and Gryphon loans to $3.50 per share and also decreased the exercise price of the warrants issued in connection with these loans to $3.50 per share. This resulted in additional derivative costs of $6,245,007. The value of the financial instrument derivatives increased by $75,604,425 in the first quarter of 2006. This was partially offset by a decrease in the value of these derivatives of $32,279,546 in the second quarter of 2006 and $19,4936,835 in the third quarter of 2006. These dramatic changes in the value of these derivatives are due to changes in the quoted price of our common stock at the end of each quarter. There are no cash costs to these changes, and the balances of the derivative liability will be included in shareholders' equity when the notes are repaid, the warrants are exercised or expire, or the registration statement required by the agreements becomes effective.

Loss From Discontinued Operations and Disposal of Discontinued Operations

For the twelve-month period ended December 31, 2006, the loss on discontinued operations was $3,391,689. The total amount pertains to the losses incurred from the KKLLC discontinued operation. The loss on the disposal of a discontinued operation was $900,000 and is the result of the loss recorded on the Springer transaction.

Liquidity and Capital Resources

As of December 31, 2006, the Company's working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the twelve-month period ended December 31, 2006 was $7,579,865. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the twelve-month period ended December 31, 2006 was $6,665,159. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the period.

Investing Activities

Cash used in investing activities during the twelve-month period in 2006 was $190,601, the majority of which is due to the purchase of equipment.

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

The actual value of these derivatives will vary significantly, depending upon market conditions and the price of our stock.

Contractual Obligations and Commitments

The Company incurs certain contractual obligations and commitments from time to time in the normal course of business. Included in these obligations are typically: (1) leasing or mortgage obligations, (2) employment agreements, (3) sales, marketing, distribution and licensing agreements, and (4) anticipated costs of litigation, all of which are discussed in more detail in the Company's filing of its Annual Report on Form 10-KSB in the Notes to Consolidated Financial Statements.

There were no material amounts accrued into the Company's financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

Capital expenditures in the twelve-month period ended December 31, 2006 were $39,167, compared to capital expenditures of $6,326,000 in the twelve-month period ended December 31, 2005.

Liquidity and Capital Resources

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

The external initiatives include targeting and subsequently acquiring small to mid-sized wineries and distressed brands, which we can assimilate into our business model. We believe that by assimilating the small to mid-sized wineries we can add brands to our portfolio that can be introduced into our sales and marketing channels, which, in turn, should provide wider public awareness and increased sales. In light of our Chapter 11 bankruptcy filing we will be forced to reduce our acquisition plans and focus on internal growth initiatives.

Contractual Obligations and Commitment

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Information Regarding Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies . Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking statements about 360 Global Wine Company, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

RISKS RELATING TO OUR BUSINESS

We filed for reorganization under Chapter 11 of the Bankruptcy Code on March 7, 2007 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

 For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	our ability to obtain and maintain normal terms with vendors, service providers, including the grape growers;

•	our ability to maintain contracts that are critical to our operations; and

•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern.

We have incurred substantial indebtedness and have significant losses in recent years.

The premium wine industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. We have incurred substantial indebtedness to finance our acquisitions and have issued secured note to two of our key investors, Gryphon Master Fund and Laurus Master Fund in an amount of up to $34.5 million. Further, these notes are secured by all of our assets. Historically, our cash flow from operations has been insufficient to meet all of our debt service and capital requirements. There can be no assurance in the future that our cash flow from operations will be sufficient to meet all of our debt service requirements or to fund our capital expenditure requirements. Our ability to satisfy our debt obligations outstanding is dependent upon our future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond our control.

We have substantial debt service obligations and covenants which may significantly impact our business.

Our current and future debt service obligations and covenants could have important consequences. These consequences include, or may include, the following:

•	our ability to obtain financing for future working capital needs or acquisitions or other purposes may be limited;

•	a significant portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations, expansion;

•	our ability to conduct its business could be limited by restrictive covenants; and

•	we may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in our ability to withstand competitive pressures.

We are facing significant litigation and if any such significant litigation is concluded in a manner adverse to us, our financial condition and operating results could be materially adversely affected.

We are involved in several legal proceedings concerning our business. As a result of our Chapter 11 filing, most attempts to collect, secure or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code and certain liabilities could be discharged in the Chapter 11 proceedings. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to us and such proceedings are not discharged in our Chapter 11 proceedings, our financial condition and operating results could be materially adversely impacted.

 The Loss Of our Current Management Team Could Have a Material Adverse Effect on Our Business. If we Are Not Able To Retain Additional Key Personnel, Our Business Could Suffer.

We are dependent on certain key personnel, including our Chief Executive Office and Chief Restructuring Officer, A. John A. Brayn Jr. We believe that the services of Mr. Bryant are critical to the successful transformation and ongoing operation of our business.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the wine industry and we cannot assure that we will be able to successfully attract and retain such key personnel. If, for any reason our current key employees leave our employment and we are unable to retain comparable replacements, we will lack a strong management team and that could lead to a temporary or permanent breakdown of operations.

We operate in a very competitive industry.

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

We are dependent on the performance of wholesale distributors, major Retailers, and chains for the sale of our products.

In the United States, we sell our products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. The replacement or poor performance of our major wholesalers, retailers or chains, or our inability to collect accounts receivable from our major wholesalers, retailers or chains could materially and adversely affect our results of operations and financial condition. Distribution channels for beverage alcohol products have been consolidating in recent years. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

We are dependent on third parties for supply of our products and if we are not able to maintain good working relationships with these parties or enter into new third party agreements, we may not be able to meet our distribution and sale goals.

We currently own one vineyard with the facilities for wine production. However, we primarily market and distribute wines produced by third parties under our own label, or the label of such third party producers. Except for any contractual rights and remedies that we may have with such producers, we have no control over the availability of products, their quality or cost. If for any reason we are unable to maintain or acquire new relationships with third party producers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract producers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply arrangements on commercially acceptable terms, if at all. There can be no assurance that the producers that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications. We are currently, actively seeking additional sources of supply to meet our anticipated sales opportunities in the coming year.

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

We face several agricultural risks which may affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting profitability.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions can affect the quality and quantity of grapes available, decreasing the supply of our products and negatively impacting profitability. Many California vineyards have been infested in recent years with phylloxera. Although we intend to work towards limiting the risk from phylloxera, there can be no assurance that the vineyards owned or utilized by the producers with whom we have contracted, or future vineyards that we may acquire, will not become susceptible to current or new strains of phylloxera. Pierce’s Disease is a vine bacterial disease that has been in California for more than 100 years. It kills grapevines and there is no known cure. Small insects called sharpshooters spread this disease. A new strain of the sharpshooter, the glassy winged, was discovered in Southern California and is believed to be migrating north. The agricultural industry is actively trying to control this pest and is making every reasonable effort to prevent an infestation in vineyards. We cannot, however, guarantee that our current producers will succeed in preventing contamination in existing vineyard or that we will succeed in preventing contamination in future vineyards we may acquire. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. Grape growing also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of grape crops and vines, which could lead to a shortage of our product supply.

Our success is dependent on our ability to acquire high-quality grapes

The adequacy of  our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient regular supplies of grapes from a combination of acquisitions and from grape supply contracts with independent growers. Our bankruptcy status may negatively affect our purchasing ability. We cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs. An increase in production cost could lead to an increase in our wine prices, which may ultimately have a negative effect on our sales. Depending upon our independent growers and acquisitions, a shortage in grape supply could have a stronger effect on us than our competitors. Since wine is our only product at this time, a shortage like the one described above would harm our business.

An excess of supply over demand and a resulting decrease in wine prices will significantly affect our profitability

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

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business

There has been increased public attention directed at the beverage alcohol industry, which we believe are due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. If there are adverse developments in these or similar lawsuits or there is a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits, our business could be materially adversely affected.

If we fail to adequately protect or enforce our intellectual property rights, competitors may produce and market products similar to ours.

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

Our business is subject to certain hazards and liabilities related to food products, such as contamination

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

RISKS RELATING TO OUR INDUSTRY OR AREA OF OPERATION

We are subject to imposition of excise and other taxes on beverage alcohol products which may affect our financial condition or results of operations

In the United States, and other countries in which we may operate, we are subject to imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations. Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. New or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company’s financial condition or results of operations.

Compliance with governmental regulations may impose additional costs, which may adversely affect our financial condition and results of operations.

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

A decline in consumption or public opinion regarding alcohol may significantly impact our business

Although since 1995 there have been modest increases in consumption of beverage alcohol, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the Company’s product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic conditions;

•	increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;

•	the increased activity of anti-alcohol consumer groups; and

•	increased federal, state or foreign excise or other taxes on beverage alcohol products.

Currency and interest rate fluctuations and geopolitical uncertainty could impact our business

We conduct some of our business in foreign currencies.  We previously owned and operated a winery in Argentina and currently own a majority interest in a sales and marketing business in Australia, which formerly exported Australian sourced wines.  As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from the United States of America.   While our current foreign exchange exposure is immaterial, we expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact our costs of in the future.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

- that a broker or dealer approve a person’s account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. New senior management hired since March 7, 2007 has identified material weakness in our disclosure controls and procedures and internal control over financial reporting. We plan to investigate further and to apply compensating procedures and processes as necessary to ensure the reliability of our financial reporting and are evaluating and intend to adopt measures designed to remediate any weaknesses.

New management is also conducting an evaluation of our corporate governance and internal controls in an effort to improve the quality and transparency of our corporate governance, internal controls, and financial reporting. Such evaluation may take many months to conclude and our ability to implement any improvements in these areas will be limited by our human and financial resources.

The Company controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 2007, new management began an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006, were ineffective because of, but not limited to, the material weaknesses discussed below.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material weakness has been identified during the audit of our December 31, 2006 financial statements relating to the December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006 financial statements. Since 2003 there has been a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. There has also been inadequate knowledge of the application of certain technical interpretations of certain generally accepted accounting principles. The Company has not retained outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding these controls were requested or prepared.

To mitigate this weakness, the Company engaged a consultant to assist with the preparation of the financial restatements of prior years and other accounting issues. This consultant was not paid on a timely basis and subsequent to the bankruptcy filing has refused to cooperate with new management or deliver working papers and accounting work completed during 2006. Since March of 2007, management terminated several of our accounting staff and hired 2 new individuals to assist with the preparation of the financial statements, SEC reports, US Trustee reports, and other accounting issues.

In conducting our assessment of internal control over financial reporting, we have also identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees.

In connection with the preparation of our Annual Report on Form 10-KSB for fiscal 2006, management has identified material weakness in the operations of the Company’s internal control. The material weakness relate to, among other things, the completeness of the review and inadequate consideration in the application of many technical interpretations of generally accepted accounting principles as evidenced by adjustments in several areas.

As a result of this material weakness, new management has concluded that our disclosure controls and procedures were not effective as of December 30, 2006.

Our management will continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies, engaging third-party financial and financial system consultants, and improving standards. Accordingly, the material weaknesses may not have all been identified and are not yet remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Our ability to implement any improvements in these areas will be limited by our human and financial resources.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our executive officers, directors, promoters, and control persons as of April 13, 2007. There are no family relationships among our executive officers and directors. Also provided herein are brief descriptions of the business experience of each executive officer and director during the last five years and an indication of directorships held by each individual in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
A. John A. Bryan, Jr.	50	Chief Executive Office and Chief Restructuring Officer
Joel A. Shapiro	35	President and Director
Anthony J. A. Bryan	82	Non-Executive Chairman, Director
Michael L. Jeub	62	Director

A. JOHN A. BRYAN, JR., Chief Executive Officer and Chief Restructuring Officer. A. John A. Bryan Jr. was appointed as our Chief Executive Officer and Chief Restructuring Officer on March 7, 2007. A. John A. Bryan, Jr. is also the CEO or The Watley Group, LLC, a California based consulting firm specializing in Capter 11 reorganizations, mergers and acquisitions, and management consulting. Mr. Bryan was formerly the CEO of Cetalon Corporation, a health and nutrition company operating as a licensee of Sears Roebuck that filed for Chapter 11 in January of 2003. From 1987 to the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. In that capacity, from 2000 to the present, Mr. Bryan worked directly on the restructuring of Claydan Enterprises, the predecessor company of Cetalon Corporation and he was involved in plan of reorganization of Seracare, Inc. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh.

JOEL A.  SHAPIRO , President . Joel Shapiro is our Chief Executive Officer, a position he has held since August 1, 2003, and our President, a position he has held since September 1, 2005. Mr. Shapiro has also been a member of the Board of Directors since August 1, 2002. Mr. Shapiro has been with the Company since October 2002. Prior to joining us, Mr. Shapiro was President of JS Capital LLC from 2000-2002, a finance boutique that specialized in mergers and acquisitions and public corporate finance, and which is no longer an active company. From 1992 to 2000, Mr. Shapiro worked as a trader at the investment banking firm of M.H. Meyerson & Company. Mr. Shapiro received his Bachelors of Science degree from Rutgers University and his Masters Degree in Business Administration from Rutgers University Graduate School of Business.

ANTHONY J. A. BRYAN, Non-Executive Chairman of the Board . Mr. Bryan currently serves as our non-executive Chairman of the Board, a position that he has held since November 4, 2004. Mr. Bryan also serves as a member of our compensation committee and our audit committee. Mr. Bryan first joined the Company in November 2003 as a Director. He also serves as non-executive Vice-Chairman of the Board for Astrata Group Incorporated, a publicly traded company in the telematics and geomatics sectors of the GPS industry, which position he has held since June 2005, having initially served as its Chairman of the Board since January 2005. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. He has also served on the Boards of Directors of Federal Express Corporation, between 1987 and 1996; Chrysler Corporation (now, DaimlerChrysler Corporation), between 1975 and 1991); The PNC Financial Services Group, Inc., between 1978 and 1989; ITT Corporation; Koppers Inc.; Hamilton Oil Company Ltd.; First City National Bank of Houston; Imetal; and as Chairman of the Executive Committee of Hospital Corporation International (formerly the international division of Hospital Corporation of America), between 1991 and 1992. Mr. Bryan received his Master Degree in Business Administration from the Harvard Business School.

MICHAEL L. JEUB, Director, and Chairman of the Audit Committee . Michael L. Jeub is one of our directors and has served in this capacity since July, 2004. Mr. Jueb also serves as a member of our compensation committee and our audit committee. Mr. Jeub is currently a Partner with the San Diego office of Tatum Partners, a national firm of chief financial officers and chief information officers. Mr. Jeub has been on assignment as Chief Financial Officer for Road Runner Sports from January 2005 to the present. From June 2002 to October 2003, Mr. Jeub served as Chief Financial Officer and Vice President of Finance for The Immune Response Corporation, a biotech company co-founded by Jonas Salk. Prior to joining Tatum Partners, Mr. Jeub was Senior Vice-President and CFO of Jenny Craig International, a $350 million NYSE company for five years. Previously, Mr. Jeub was Senior Vice-President and Chief Financial Officer of National Health Laboratories, a NYSE company, at which he was the financial liaison with the controlling investor. Mr. Jeub also served first as Chief Financial Officer and then as President of Medical Imaging Centers of America, a publicly held chain of freestanding imaging centers and hospital leased imaging centers. Mr. Jeub spent 18 years with International Clinical Laboratories, a publicly held national chain of medical testing facilities. Mr. Jeub began his career at ICL as regional controller, was promoted to Chief Financial Officer during the bulk of his tenure and was President-ICL East for the last two years. Mr. Jeub was responsible for SEC filings and analyst presentations at ICL. Mr. Jeub holds a Bachelor of Science in Accounting from California State Polytechnic University-Pomona. Upon graduation, Mr. Jeub joined Ernst & Young LLP where he earned his CPA Certificate (currently inactive).

Compensation Committee

Our Compensation Committee is composed of Michael Jeub and Anthony J.A. Bryan. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers.

Audit Committee and Financial Expert

Our Audit Committee is composed of Michael Jeub and Anthony J.A. Bryan. The Audit Committee assists our Board of Directors in fulfilling their oversight responsibilities with respect to:

•	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission,
•	System of internal controls,
•	Financial accounting principles and policies,
•	Internal and external audit processes, and
•	Regulatory compliance programs.

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

Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2006.

Code of Ethics

On May 2, 2004, we adopted a code of ethics that applies to its Chief Executive Officer, Principal Financial and Accounting Officer and Controller. A copy of the Company’s code of ethics is filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on May 11, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: A. John A. Bryan Jr. at the Company’s address.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2006 and 2005 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers. While the Company has not adopted, nor have the shareholders of the Company approved, an employee stock option program; the Company does provide for equity-based compensation in the forms of warrants and grants of restricted stock. We have included this information in the following tables.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel A. Shapiro (1)	2006	275,000	0	9,689,625	0	0	0	0	0
President and Director	2005	130,000	0	0	0	0	0	0	0

Lynn K. Fetterman (2)	2006
Chief Operating Officer	2005	$44,315	—					$20,246
and Chief Financial Officer

(1)
On September 1, 2005, Joel Shapiro was appointed President, replacing Jon Sebastiani, who had held the position on an interim basis since June of 2005. On March 16, 2006, we issued 1,291,950 shares to Mr. Shapiro, valued at $9,689,625. Mr. Shapiro resigned as CEO of the Company on March 7, 2007.

(2)
On November 4, 2005, Lynn Fetterman was appointed as Chief Financial Officer and Chief Operating Officer. The $20,246 paid by the Company in 2005 was fringe benefits associated with Mr. Fetterman’s relocation. Mr. Fetterman resigned as the Company’s Chief Financial Officer on August 25, 2006.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel A. Shapiro	-	-	-	-	-	-	-	-	-
Lynn K. Fetterman	-	-	-	-	-	-	-	-	-

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joel A. Shapiro	-	-		-	-	-	-	-
Anthony J.A. Bryan	-	$2,672,632	(1)	-	-	-	-	2,672,632
Michael L. Jeub	-	-		-	-	-	-	-

(1) In December 2006 we issued 352,350 shares of common stock at a price of $7.50 per share to Mr. Bryan for as compensation.

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

Employment Agreements and Change of Control Arrangements

The Company does not have an employment agreement in place with any of its other executive officers.

Stock Option Plans

The Company currently offers no stock option or incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, subject to community property laws where applicable. Except as otherwise indicated, the address of each beneficial owner is c/o our business address 25200 Arnold Drive, Sonoma, CA 95476.

The following table sets forth, as of April 13, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,619,389 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-KSB.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Number of Shares (adjusted for 2/28/06 reverse stock split)

	Number of		Number of	Total	Percent of
	Shares		Shares	Shares	Shares
	Beneficially		Underlying	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned		Options	Owned	Owned(2)

5% Shareholders:
The Watley Group LLC	469,800			469,800	5.45%
1801 Century Park East, suite 1830
Los Angeles, CA 90067

Laurus Master Fund, Ltd.	360,188		—	360,188	4.99%
825 Third Avenue, 14th Floor
New York, NY 10022

Wynthrop Barrington Inc.	531,667		—	531,667	6.17%
1800 E Sahara, Suite 107
Santa Barbara, CA 93015

Directors and Named Executive Officers:
A. John A. Bryan	469,800	(3)	—	469,800	5.45%
Joel A. Shapiro	1,336,121		—	1,336,121	15.50%
Anthony J. A. Bryan	356,351		—	356,351	4.13%
Michael L. Jueb	—		—	—	—%

All directors and executive officers as a group (4 persons)	2,162,272		—	2,162,272	25.09%

(1)
Based on Schedule 13G/A filed with the SEC on February 14, 2007 by Laurus Master Fund, Ltd. As of December 31, 2006, Laurus Master Fund, Ltd. (the "Fund") held (i) a Secured Convertible Term Note, in the aggregate initial principal amount of $34,500,000, which is convertible into Shares at a conversion rate of $3.50 per Share, subject to certain adjustments (the "Term Note"), (ii) warrants to acquire 166,675 Shares at an exercise price of $46.50 per Share, subject to certain adjustments (the "2005 Warrants"), (iii) warrants to acquire 650,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the "March Warrants"), (iv) warrants to acquire 350,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the "September Warrants", and together with the 2005 Warrants and the March Warrants, the "Warrants"), and (v) 349,680 Shares. The Term Note and each of the Warrants contain an issuance limitation prohibiting the Fund from converting or exercising those securities to the extent that such conversion or exercise would result in beneficial ownership by the Fund of more than 4.99% of the Shares then issued and outstanding (the "4.99% Issuance Limitation"). The 4.99% Issuance Limitation may be waived by the Fund upon at least 75 days prior notice to the Company and shall automatically become null and void following notice to the Issuer of the occurrence and/or continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument). The Fund is managed by Laurus Capital Management, LLC. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by the Fund.

(2)
Based on Schedule 13G/A filed with the SEC on January 30, 2007 by Gryphon Master Fund LP. Includes warrants to purchase 47,037 shares of the Issuer’s Common Stock, and (ii) 689,700 shares of the Issuer’s Common Stock underlying the Issuer’s 7.5% Senior Secured Convertible Note Due 2006 (which shares, pursuant to Rule 13d-3(d)(1)(i)(D) promulgated under the Securities Exchange Act of 1934, as amended, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Issuer’s Common Stock owned by the Reporting Person), and (iii) 58,670 shares of the Issuer’s Common Stock. The shares of the Issuer’s Common Stock reported are owned directly by Gryphon Master Fund. The General Partner of Master Fund is Gryphon Partners, which may be deemed to be the beneficial owner of all such shares of Common Stock owned by Gryphon Master Fund. The General Partner of Gryphon Partners is GMP, which may be deemed to be the beneficial owner of all such shares of Common Stock owned by Master Fund. The General Partner of GMP is Gryphon Advisors, which may be deemed to be the beneficial owner of all such shares of Common Stock owned by Master Fund. Lyon controls Gryphon Advisors and may be deemed to be the beneficial owner of all such shares of Common Stock owned by Master Fund. Each of Gryphon Partners, GMP, Gryphon Advisors and Lyon disclaims any beneficial ownership of any such shares of Common Stock owned by Gryphon Master Fund.

(3)	Represents shares issued to the Watley Group LLC, of which Mr. Bryan is the President and Chief Executive Officer.

Changes in Control

We are not aware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 24, 2004, Gryphon Master Fund, L.P., Warren W. Garden, P.C., and Joel Shapiro, our former Chief Executive Officer entered into a Stock Pledge Agreement, pursuant to which Mr. Shapiro pledged 3,000,000 of his personally owned shares of our common stock. The agreement secures the payment of all of our obligations existing under the Debt Restructuring Agreement and the Promissory Note dated September 24, 2004, issued by us to Gryphon. These shares were transferred to Gryphon and are being registered herein. On September 24, 2005, the closing sales price of our common stock as reported by OTC Bulletin Board was $0.88 per share. Based on that price, the shares were valued at $2,640,000.

Pursuant to a Pledge Agreement dated September 30, 2004 between Joel Shapiro, our former Chief Executive Officer and Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Mr. Shapiro pledged 250,000 of his personally owned shares of our common stock as security for the performance of our obligations under the Note Purchase Agreement, the notes granted pursuant thereto, and the Amended Agreement with Longview. Upon foreclosure under the Pledge Agreement, the pledged shares shall be deemed registrable securities, and such pledged shares shall be registered with the Securities and Exchange Commission in accordance with the terms, conditions and provisions of the Note Purchase Agreement. On September 30, 2004, the closing sales price of our common stock as reported by OTC Bulletin Board was $0.90 per share. Based on that price, the shares were valued at $225,000.

In the three and nine months-ended September 30, 2005, Joel Shapiro, our President and Director transferred 43,667 and 47,667, respectively, of his personal shares to entities and individuals as an incentive to lend money to the Company and compensation. The value of the shares of common stock transferred by Mr. Shapiro was $1,518,000 and $1,778,000 for the three and nine months-ended September 30, 2005, respectively. The value was based upon the fair value of the shares at the time of their transfer.

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

10.38
Security and Purchase Agreement dated July 7, 2005 by and among Laurus Master Fund, Ltd., the Company, and 360 Viansa, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005) .

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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB filed on May 11, 2004).

31.1+	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings are $240,000 for the 10KSB and three 10Q's.

Tax Fees

NONE

All Other Fees

NONE

Audit Committee Policies and Procedures

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees , Tax Fees or All Other Fees described above, were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 Global Wine Company

By:	/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer, Chief Structuring Officer and Principal Financial and Accounting Officer

Date: May 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2007

By:	/s/ Joel A. Shapiro
Joel A. Shapiro
President and Director

Date: May 18, 2007

By:	/s/ Anthony J.A. Bryan
Anthony J.A. Bryan,
Non-Executive Chairman and Director

Date: May 18, 2007

By:	/s/ Michael Jeub
Michael Jeub
Director

Date: May 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.)
Sonoma, California

We have audited the accompanying consolidated balance sheet of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Global Wine Company (Formerly Knightsbridge Fine Wines, Inc.) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. In addition, the Company has filed for Chapter 11 bankruptcy protection in order to reorganize and work out its debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Hall Group, CPAs
Dallas, Texas

May 20, 2007

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006 and 2005
____________________________________________________________________

ASSETS
	2006	2005

Current assets
Cash and cash equivalents	$148,810	$129,005
Accounts receivable - trade, net	970,895	688,452
Inventories, net	15,743,982	14,611,672
Net assets of discontinued operation	-	35,196,817
Prepaid expenses and other	476,909	363,439

Total current assets	17,340,595	50,989,385

Property, vineyard, plant and equipment, net	12,573,084	25,679,051
Assets held-for-sale	11,312,514	-
Other assets, net	-	676,242
Intangible assets	290,348	21,270

Total assets	$41,516,541	$77,365,948

The accompanying notes are an integral part of these financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006 and 2005
____________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2006	2005

Current Liabilities
Notes payable in default	4,492,500	4,687,456
Bank overdraft	467	-
Accounts payable - trade	6,617,889	5,328,536
Accrued expenses and other liabilities	2,449,382	579,356
Accrued interest	4,965,430	2,608,507
Short-term notes payable	1,633,464	1,045,000
Current portion of long-term debt	-	39,639
Financial instrument derivatives	35,634,682	3,516,090
Stock value guarantee	-	10,000,000
Current liabilities of discontinued operations	-	24,091,656

Total current liabilities	55,793,815	51,896,240

Long-term debt, less current maturities	22,496,344	9,617,275

Total liabilities	78,290,159	61,513,515

Minority interest in discontinued operations	-	8,798,974

Shareholders' equity (deficit):
Common stock, $.001 par value, 100,000,000 shares
authorized, 8,484,103 and 438,074 shares issued
and outstanding as of December 31, 2006 and 2005,
respectively	8,484	438
Additional paid-in capital	60,949,323	15,658,694
Accumulated deficit	(97,731,424)	(8,605,673)

Total shareholders's equity (deficit)	(36,773,617)	7,053,459

Total liabilities and shareholders' equity (deficit)	$41,516,542	$77,365,948

The accompanying notes are an integral part of these financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
For the Period Ended December 31, 2006 and 2005
___________________________________________________________________________________

	2006	2005

Revenues - continuing operations	$17,268,132	$10,098,654
Cost of goods sold - continuing operations	(9,695,739)	(6,883,028)

Gross profit - continuing operations	7,572,393	3,215,626

Operating expenses - continuing operations:
Sales and marketing	9,881,330	3,857,849
General and administrative	$24,843,226	5,343,089

Total operating expenses - continuing operations	34,724,556	9,200,938

Loss from continuing operations before other
income (expense) items	(27,152,163)	(5,985,312)
Other income (expenses) from continuing operations:
Interest expense:
Interest expense	(9,140,346)	(6,871,216)
Interest expenses - original issue discount accretion	(19,189,846)	(9,727,774)
Interest expense - financial instrument derivatives	(6,245,007)	(12,317,289)
Total interest expense	(34,575,199)	(28,916,279)

Decrease in the fair market value of financial
instrument derivative liabilities	(23,831,044)	53,779,797
Other income (expense)	(175,656)	(428,524)

Total other income (expense) from continuing operations	(58,581,899)	24,434,994

Income (loss) from continiuing operations	(85,734,062)	18,449,682
Discontinued operations:
(Loss) from discontinued operations	(3,391,689)	(2,722,383)
Total loss from discontinued operations	(3,391,689)	(2,722,383)

Income before taxes	(89,125,751)	15,727,299
Provision for taxes	-	-

Net income (loss)	(89,125,751)	15,727,299

The accompanying notes are an integral part of these financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
For the Period Ended December 31, 2006 and 2005
___________________________________________________________________________________

	2006	2005

Income (loss) per share of common stock:
Basic:
Income (loss) from:
Continuing operations	$(11.56)	$52.34
Discontinued operations	(0.46)	(7.72)

Net income (loss) per common share - basic	$(12.02)	$44.62

Diluted:
Income (loss) from:
Continuing operations	$(4.33)	$9.33
Discontinued operations	(0.17)	(1.38)

Net income (loss) per common share - diluted	$(4.50)	$7.95

Weighted average number of common shares - basic	7,418,959	352,503

Weighted average number of common assuming dilution	19,804,833	1,978,358

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity (Deficit)
Consolidated Statements of Shareholders' Equity (Deficit)
For the Periods Ended December 31, 2006 and 2005
________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2004	291,166	$291	$9,033,593	$(24,332,972)	$(15,299,088)
Shares issued to employees as compensation	51,652	51	1,943,443		1,943,494
Shares issued to consultants as compensation	2,667	3	152,497		152,500
Shares issued for cash	42,863	43	149,957		150,000
Shared issued in connection with debt instruments	49,726	50	2,151,593		2,151,643
Warrants issued for services			253,125		253,125
Personal shares transferred by a related party for the benefit of the Company			1,778,000		1,778,000
Warrants issued to short term note holder			196,486		196,486
Net income (loss)				15,727,299	15,727,299

Balance, December 31, 2005	438,074	$438	$15,658,694	$(8,605,673)	$7,053,459

Shares issued to employees as compensation	1,675,650	1,676	12,440,299		12,441,975
Shares issued to consultants as compensation	1,822,067	1,822	11,761,695		11,763,517
Shares issued for cash	71,429	71	249,929		250,000
Shares issued in connection with debt instruments	3,935,614	3,935	17,568,159		17,572,094
Shares issued in exchange for interest payments	359,545	360	383,047		383,407
Shares issued in exchange for warrants	181,724	182	-		182
Warrants issued for debt incentives			2,275,000		2,275,000
Warrants issued to short term note holder			350,000		350,000
Warrants issued to employees for future services			262,500		262,500
Net income (loss)				(89,125,751)	(89,125,751)

Balance, December 31, 2006	8,484,103	8,484	60,949,323	(97,731,424)	(36,773,617)

The accompanying notes are an integral part of these financial statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Periods Ended December 31, 2006 and 2005
___________________________________________________________________________________

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(89,125,751)	$15,727,299
Add back: Net loss from discontinued operations	3,391,689	2,722,383
Net income (loss) from continuing operations	(85,734,062)	18,449,682
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortiztion	391,097	249,845
Decrease in allowance for doubtful accounts	-	(4,033)
Interest expense, non-cash	9,301,821	15,273,743
Interest expense, accretion of original issue discount	19,189,845	9,727,774
Decrease in other assets, net	407,164	-
Loss on forfeiture of KKLLC	2,306,187	-
Loss on write down of assets held for sale	1,211,755	-
Company common shares issued for services	24,399,387	2,349,119
Loss (gain) on fair market value of financial instrument derivative liabilities	32,118,592	(53,779,797)
Adjustments to net income (loss) from continuing operation	89,325,848	(26,183,349)

Decrease (increase) in assets:
Accounts receivable-trade	(282,443)	417,916
Inventories	(1,132,310)	625,184
Prepaid expenses and other	(113,470)	(197,383)
Increase (decrease) in liabilities:
Accounts payable-trade	1,289,353	1,855,256
Accrued expenses	1,870,026	442,128
Accrued interest	2,356,923	2,503,607

Net cash provided (used) in operating activities of continuing operations	7,579,865	(2,086,959)

Cash flows from operating activities:
Purchase of property and equipment	(66,577)	(30,862,810)
Disposal of equipment	257,178	-
Cash provided (used) in investing activities	190,601	(30,862,810)

Cash flows from financing activities:
Sale of common stock	250,000	150,000
Disposition of stock value guarantee	(10,000,000)	-
Proceeds from notes payable	918,970	-
Payments on note payable	(39,639)	-
Proceeds from notes payable	2,400,000	35,027,000
Bank overdraft	466	-
Payments on note payable	(194,956)	(1,777,000)
Cash provided (used) by financing activities	(6,665,159)	33,400,000

Cash (used) by discontinued operations	(1,085,502)	(343,388)

Net increase (decrease) in cash	19,805	106,843
Cash at the beginning of period	129,005	22,162

Cash at end of period.	$148,810	$129,005

Supplemental Disclosure of Cash Flow Information

Cash paid during the fiscal years for:
Interest	1,251,222	1,487,652
Income taxes	906	-

Non-Cash Financing Activity Transactions

Debt conversion:
Conversion of notes payable	20,649,470	225,077
Issuance of common stock	(20,649,470)	-
Reduction of accrued interest	-	(225,077)

Share payments of accrued interest:
Share based payments	2,001,339	-
Reduction of accrued interest	(2,001,339)	-

Additions to notes payable:
Notes payable in default
Accrued interest rolled into notes payable

Proceeds of note payable:
Issuance of note payable	-	(10,000,000)
Acquision of fixed assets-PP&E	-	3,500,000
Acquision of fixed assets-granite remnants	-	6,500,000

Identification of assets held-for-sale:
Increase of assets held-for-sale	11,312,514	-
Decrease in fixed assets	(5,925,000)	-
Decrease in natural resource	(5,387,514)	-

Creation of financial instrument derivatives:
Origniation of financial instrument derivatives	(8,287,548)	(42,021,577)
Decrease in the debt instruments resulting from the related financial
instrument derivatives	8,287,548	42,021,577

Investment in discontinued operation:
Issuance of note payable	(2,400,000)	-
Non-cash portion of discontinued operation acquisition	2,400,000	-

Other

Reconciliation of cash used by discontinued operations:
Net loss from discontinued operations	(3,391,689)	(2,722,383)
Non-cash amount in loss from discontinued operations	-	2,378,995
Loss on forfeiture of KKLLC	2,306,187	-
Cash used in discontinued operations	(1,085,502)	(343,388)

The accompanying notes are an integral part of these financial statements.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

1. Business and the Basis of Presentation, Organization and Nature of Operation

Description of Business

360 Global Wine Company (the Company) was incorporated in October 2002 in the state of Nevada. In August 2003, the Company completed a recapitalization transaction with Tech-net Communications, Inc. a Nevada corporation that was incorporated in May 2000 (reverse merger). Following the reverse merger the name Tech-net Communications, Inc. was changed to Knightsbridge Fine Wines, Inc. In February 2005, that name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company, Inc. 360 Global Wine Company is now the parent company to its operating subsidiary and is referred to herein as the Company. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of 360 Global Wine Company. 360 Global Wine Company is the continuing entity for financial reporting purposes. The financial statements have been prepared as if 360 Global Wine Company has always been the reporting company and on the share exchange date, had changed its name and reorganized its capital stock. The recapitalization transaction results in severe limitations being in place on the use of the Company’s net operating loss carryovers.

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

On March 8, 2007, the Company and its subsidiaries filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of Nevada, in Reno, Case No. 07-50205-GWZ and 07-50206-GWZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company intends to emerge from bankruptcy and continue its business. The Company will require the raising of capital through the issuance of DIP notes and common stock, which will significantly dilute the ownership percentages of existing shareholders as of December 31, 2007.

Basis of Presentation

The consolidated financial statements included herein have been prepared by 360 Global Wine Company and its subsidiaries.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

2. Correction of Errors

The Company is restating its previously issued 2005 consolidated financial statements for the following reasons: unrecorded derivative financial instruments; errors in the valuation of share issuances; unrecorded original issue discount (“OID”) and errors in the calculation of its valuation and accretion; unrecorded expense related to related party transfer of shares for benefit of the Company; errors in not identifying and reporting discontinued operations; and errors in recording business combinations. The accompanying financial statement information for 2005 has been restated to reflect the corrections and errors noted above.

The following is a summary of the restatements for the year ended December 31, 2005:

Errors in the identification and
calculation of additional OID
accretion	$7,755,482

Financial instrument derivative
interest expense in excess of
face value	12,317,289

Financial instrument derivatives
marked-to-market gain	(53,779,797)

Correction of valuation of share
Issuances	(1,388,310)

Related party shares transferred
for Company benefit	1,778,000

Correction of underreported
(over reported) interest expense
on notes payable	1,198,544

Correction of Viansa bad debt and
inventory valuation reserves	253,520
Other	(44,027)

Subtotal	(31,909,299)

Income tax effect of restatement	-
Total (increase) in net
earnings	$(31,909,299)

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

2. Correction of Errors (continued)

The effect on the Company’s previously issued 2005 financial statements is summarized as follows:

Balance sheet as of December 31, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated

Total current assets	$21,937,000	$29,052,385	$50,989,385
Other assets	60,995,000	(35,242,329)	25,679,051
Total assets	82,932,000	(5,566,052)	77,365,948
Total current liabilities	13,864,000	38,032,240	51,896,240
Long term debt less current
maturities	67,818,000	(58,200,725)	9,617,275
Total liabilities	81,682,000	(20,168,485)	61,513,515
Minority interest	13,896,000	(5,097,026)	8,798,974
Stockholders equity (deficit):
Common stock	59,000	(58,562)	438
Subscription receivable	(19,000)	19,000	-
Additional paid-in capital	21,783,000	(6,124,306)	15,658,694
Accumulated other
comprehensive income
(loss)	(6,000)	6,000	-
Accumulated deficit at
January 1, 2005	(18,281,000)	(6,051,972)	(24,332,972)
Net income (loss) for 2005	(16,182,000)	31,909,299	15,727,299
Accumulated deficit at
December 31, 2005	(34,463,000)	25,857,327	(8,605,673)
Total stockholders' equity
(deficit)	(12,646,000)	19,699,459	7,053,459
Total liabilities and
stockholders' equity (deficit)	$82,932,000	$(5,566,052)	$77,365,948

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

2. Correction of Errors (continued)

Statement of operations for the year ended December 31, 2005:

	Previously Reported	Increase (Decrease)	Restated
Net sales	$12,649,000	$(2,550,346)	$10,098,654
Cost of sales	9,017,000	(2,133,972)	6,883,028
Gross profit	3,632,000	(416,374)	3,215,626
Selling and administrative expense	9,490,000	(289,062)	9,200,938
Stock compensation expense	3,737,000	(3,737,000)	-
Income (loss) from operations	(9,595,000)	3,609,688	(5,985,312)
Other income (expense)	(9,310,000)	33,744,994	24,434,994
Loss from discontinued operations	-	2,722,383	2,722,383
Income (loss) before minority interest	(18,905,000)	34,632,299	15,727,299
Minority interest	2,723,000	(2,723,000)	-
Net income (loss)	$(16,182,000)	$31,909,299	$15,727,299
Income (loss) per share of common stock:
Basic:
Income (loss) from:
Continuing operations	$(56.53)	$108.87	$52.34
Discontinued operations	-	(7.72)	(7.72)
Net income (loss) per common share
- basic	$(56.53)	$101.15	$44.62
Diluted:
Income (loss) from:
Continuing operations	$(56.53)	$65.86	$9.33
Discontinued operations	-	(1.38)	(1.38)
Net income (loss) per common share
- diluted	$(56.53)	$64.48	$7.95
Weighted average number of
common shares - basic	286,261	66,242	352,503
Weighted average number of
common shares assuming dilution	286,261	1,692,097	1,978,358
Supplemental information:
Stock based charges for the year
ended December 31, 2005	$3,737,000	$(1,387,880)	$2,349,120

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

2. Correction of Errors (continued)

Statement of stockholders' equity (deficit) for the year ended December 31, 2005:

(previously reported data rounded to thousands, except share data)

						Accumulated
						Other
			Prepaid	Additional		Comprehensive
	Common Stock		Stock	Paid-In	Accumulated	Income
	Shares	Amount	Compensation	Capital	Deficit	(Loss)	Total
Balance at January 1, 2005, as previously reported	273,822	$274	$-	$20,256,726	$(18,281,000)	$(6,000)	$1,970,000
Prior period adjustment	17,344	17	-	(11,223,133)	(6,051,972)	6,000	(17,269,088)
Balance at January 1, 2005, as restated	291,166	291	-	9,033,593	(24,332,972)	-	(15,299,088)
Stock, warrant and other activity	146,908	147	-	6,625,101	-	-	6,625,248
Net loss for 2005, as restated	-	-	-	-	15,727,299	-	15,727,299
Comprehensive income	-	-	-	-	-	-	-
Balance at December 31, 2005, as restated	438,074	$438	$-	$15,658,694	$(8,605,673)	$-	$7,053,459

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the financial statements of Kirkland Knightsbridge, LLC (a California limited liability corporation) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and then the subsidiary as a discontinued operation (Note 4).

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

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount (OID) and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of Company issued securities used as employee compensation and for services, the valuation of securities used in business acquisitions, the allocation of the purchase price in business combinations, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset. The Company's estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Concentration of Cash

As of December 31, 2005, the Company had one bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $16,439. As of December 31, 2006, no balances exceeded the limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of any allowance for doubtful accounts. Accounts receivable - trade, net was as follows:

	2006	2005
Accounts receivable - trade	$975,328	$692,885
Allowance for doubtful accounts	(4,433)	(4,433)

Accounts receivable - trade, net	$970,895	$688,452

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

Inventories

All direct and indirect costs related to the making of the bulk and bottled wine inventories are stated at the lower of average cost, which approximates the first-in, first-out (“FIFO”) method, or market value. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized unharvested grape crop costs amounted to $29,034 and $102,160 for the years ended December 31, 2006 and 2005 respectively.

Production overhead includes all production costs that are common to viticulture farming and wine making processes and their related support centers. These costs are accumulated and allocated based upon the use of resources. Cost is determined on a standard cost basis that approximates the first-in, first-out (“FIFO”) inventory valuation method.

Market is determined based on net realizable value. Determining net realizable value requires estimating selling prices and related costs of disposal in the ordinary course of business. Disposal costs include handling, packing, transportation costs identified with sale of the bulk and bottled wine, and selling expenses such as commissions and other types of direct sales expense. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property, Plant, and Equipment

Depreciation expense is computed using the straight-line method over the estimated lives of the related assets, as follows:

Asset Type	Years
Land Improvements	25
Vineyards	25
Buildings	40
Cooperage	3
Equipment	3-7

The Company determines the productive lives of grape vines at the time of acquisition. Routine maintenance and repairs are charged as period operating costs as incurred. The costs of significant improvements are capitalized. Gains or losses on the disposition of assets are included in operations in the period of asset disposition.

The assets held-for-sale are removed from property, plant, and equipment classification and shown separately on the balance sheet at their fair value (anticipated sales price less the cost to sell). The fair values that are less than the recorded net book value of the assets at the time they are identified are charged to operations and no further depreciation is recognized.

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a write-down to fair value is required. If impairment is indicated, the carrying value of the asset is reduced to its fair value.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

Mineral Remnants - Granite

Mineral - granite remnants is classified as a non-current asset and was acquired as part of the Texas property acquisition in June 2005. Mineral - granite remnants are granite slabs, pieces and blocks other aggregate stone indigenous to the Texas area as well as other granite slabs and assorted other stone that are from other areas both inside and outside of the United States. The Company after the Texas property acquisition but before it could start an extractive mineral business segment concluded that the financial resources necessary to pursue the second business segment would adversely effect its wine business segment. The Company in April 2006 concluded that the Texas property and the mineral - granite remnants should be sold. The Texas property in 2006 was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-current asset.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business or assets, difficulties or delays in integrating the business or assets, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

Stock Split

In January 2006, the Company’s Board of Directors (“BOD”) and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150 for stockholders of record as of January 31, 2006 and effective as of February 28, 2006. Those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, had their share holdings rounded up to a lot of 100 shares (Note 11). In addition, all references in these consolidated financial statements to weighted average number of shares, income (loss) per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the reverse stock split for all periods presented.

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123; Accounting for Stock-Based Compensation, under the intrinsic value method described in (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable - trade, advances, accounts payable - trade, other current and accrued liabilities and the put liability, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company’s recognition of the debt net of related OID and beneficial conversion features. The accretion of OID is recognized as an expense over the initial life of the promissory note as an adjustment of the effective interest rate. Financial instrument derivatives related to debt transactions are initially recorded at their fair value.

Financial Instrument Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires the Company to initially measure all financial instrument derivative liabilities at their fair value, regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives reported by the Company are recorded each period in current operating results as they are not designated as hedging instruments.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity deals with certain financial instruments that must be classified as liabilities in the balance sheet. These financial instruments include: (1) mandatory redeemable financial instruments (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) obligations to issue a variable number of shares. The Company had an obligation to repurchase its common shares with cash when it issued a put option and an obligation to issue a variable number of its shares when it entered into a value guarantee of its shares.

Revenue Recognition

The Company’s primary streams of wine revenue include:

Commission sales
Retail sales
Catalog sales
E-commerce sales, and
Wine club sales

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

Advertising Costs

The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at December 31, 2006 were immaterial. Advertising costs for the period ended December 31, 2006 were $40,973. The Company incurred no advertising costs in 2005.

 Legal Costs Expected to be Incurred in Connection with a Loss Contingency

The Company does not provide for the inclusion of estimated legal fees and other directly related costs as part of its loss contingency

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

Basic and Diluted Income (Loss) per Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive common stock equivalents would include the common stock to be issued based upon conversion features provided in debt security instruments and the exercise of warrants.

Reclassifications

Certain reclassifications have been made to the prior year financials statements presented in this report to conform to the current year presentation. These reclassifications had no effect on the prior year reported results of operations or retained earning or accumulated deficit.

Recent Accounting Pronouncements

SFAS No. 154, Accounting changes and Error Corrections

SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement was effective for the Company on January 1, 2006.

The Company has identified a significant number of errors that are corrected in this financial statement. The current accounting requirement is to only correct errors in the years that are presented in the financial statements. As all of the error corrections apply to the years presented in these financial statements there is no correction to beginning retained earnings presented in these financial statements there is no correction to beginning retained earnings (Note 2). The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its financial statements.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments permits fair value remeasurement of any hybrid financial instrument that contains an embedded derivative and clarifies the fact that concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for the Company beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a significant impact on its financial statements.

SFAS No. 157, Fair Value Measurements

SFAS No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurement. This statement is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on its financial statements.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

3. Summary of Significant Accounting Policies (continued)

EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option

A substantive conversion feature is one that is at least reasonably possible of becoming exercisable absent the issuer’s exercise of its call option and the issuance date is the instrument’s commitment date. It was also concluded that the assessment of whether the conversion feature is substantive may be performed after the issuance date but should be based only on assumptions, considerations, and/or marketplace information available as of the issuance date. This statement was effective for the Company on April 1, 2006. The Company does not expect the adoption of EITF Issue No. 05-01 to have a significant impact on its financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of December 31, 2006, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

Recent Accounting Pronouncement Continued

EITF Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments

An entity should include, upon the modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished and should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option. The recognition of the beneficial conversion feature or reassessment of an existing beneficial conversion feature should not result in a modification of a convertible debt instrument. This statement was effective for the Company on January1, 2006. The Company does not expect the adoption of EITF Issue No. 05-07 to have a significant impact on its financial statements.

EITF Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature

The issuance of convertible debt with a beneficial conversion feature results in a basis difference for purposes of applying accounting for income taxes, in that the recognition of a beneficial conversion feature effectively creates two separate instruments and consequently, the reported amount in the financial statements (book basis) of the debt instrument is different from the tax basis of the debt instrument and is a temporary difference. The recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to the related components of the stockholders’ equity. This statement was effective for the Company on January 1, 2006.  The Company does not expect the adoption of EIFT Issue No. 05-08 to have a significant impact on its financial statements.

EITF Issue No. 06-07, Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

An embedded conversion option that initially requires separate accounting as a derivative under SFAS 133 may no longer meet the conditions for separate accounting as a derivative subsequent to its issuance. This statement is effective for the Company on January 1, 2007. The Company does expect the adoption of EITF Issue No. 06-07 to have a significant impact on its financial statements.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

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

The Company’s plan to discontinue operations for the KKLLC joint venture operation has resulted in material reduction of the joint venture’s day-to-day operations due to the Company's decision to discontinue its support of the operation. Currently, it is the Company's belief that the only liability related to its plan as of December 31, 2006 is the contingent liability resulting from the Company's corporate guarantee of the Metropolitan Life Insurance Company ("MetLife") note (Notes 7 and 9). During the quarter ending September 30, 2006, the Company determined that they were no longer liable for the market value guarantee of the Company’s common stock of $10,000,000 which was recorded in 2004 (Note 9).

The Company has accounted for the KKLLC discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through the June 30, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $3,391,689 and $2,722,383 for the years ended December 31, 2006 and 2005 respectively. The carrying value of the Company’s investment in KKLLC joint venture at December 31, 2006 has been reduced to zero.

The assets and liabilities that create the net asset of the KKLLC joint venture discontinued operation as presented under the caption “Net assets of discontinued operations” in the Company's accompanying balance sheet at December 31, 2006 and 2005 are as follows:

	2006	2005
Assets of the discontinued operation:
Cash	-	$2,327
Accounts receivable	-	125,828
Inventories	-	4,219,016
Property and equipment, net	-	29,862,395
Other assets	-	987,251
Total assets	-	$35,196,817
Liabilities of the discontinued operation:
Accounts payable and accrued liabilities	-	$1,869,203
Note payable plus related accrued interest payable	-	22,222,453
Minority interest	-	8,798,974

Total liabilities	-	$32,890,630
Net asset of the discontinued operation - KKLLC	-	$2,306,187

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

4. Discontinued Operations (continued)

Selected results of operating information for the KKLLC discontinued operation are as follows:

	2006	2005
Net Sales	$-	$-
Net loss from the discontinued operation	$3,391,689	$2,722,383
Net loss on disposal of the discontinued operation	$-	$-

There has been no continuing involvement of either the Company or KKLLC in the other business activity after the disposal transaction; nor has there been any pre-disposal intercompany amounts related to the Company’s activities that result in a continuation of revenues and expenses that were previously eliminated intercompany transactions for purposes of the pre-disposal consolidated financial statements.

Madison Capital (formerly Metropolitan Life Insurance Company)

The Company has owned its 50% interest in the membership units of KKLLC and since May 2006 has its interest as a discontinued operation (Note 4). In addition, pursuant to an order of the court in the fourth quarter of 2006, the Company’s membership interest in KKLLC was terminated. KKLLC, the Kirkland Cattle Company (a California partnership) (KKLLC's sole other member) ("Kirkland Cattle") and Larry Kirkland (an individual)("Kirkland") (as a group referred to as "the obligors"), owe Madison Capital (successor in interest to Metropolitan Life Insurance Company ("MetLife")) approximately $22,000,000 of which approximately $20,000,000 is principal and the balance consists of accrued contract and default interest and related fees and costs.

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

Security for this note was substantially all of the assets of KKLLC, which have a book value of approximately $42,000,000 as of December 31, 2006, the assets of Kirkland Cattle and Kirkland. The Company is not an obligor on the Madison note, but is a guarantor as the Madison note payable is reported in the KKLLC financial statements and has been accounted for as part of the discontinued operation by the Company.

Springer Mining Company

In June 2006, the Company adopted a formal plan to discontinue its initial efforts to develop a business segment involved in mineral processing. In March 2006, the Company acquired all of the common stock of Springer Mining Company (Springer) in Nevada. The Springer mineral processing facility, prior to the Company's acquisition of its outstanding stock, had been inactive. Prior to the Company's acquisition of Springer, it entered negotiations with an agreement with an entity that was to provide mineral processing rights.

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

5. Inventories

At December 31, 2006 and 2005, inventories consisted of the following at:

	2006	2005
Finished Goods - bottled wines	$5,146,378	$4,416,547
Bulk Wines	10,190,341	9,520,945
Deferred viticultural costs	29,034	102,160
Bottling supplies	97,311	183,166
Retail products	280,918	524,142

Total Inventories	15,743,982	14,746,960

Less: valuation reserve for wine inventories	-	(135,288)

Total inventories, net	$15,743,982	$14,611,672

Wine inventories are classified as current assets in accordance with recognized industry practice although some products will not be sold within one year. Each specific grape crop harvested is pressed into a single production unit (“vintage”). However, each vintage is not sold entirely in a single year. Inventories of each year’s vintage are normally carried over and sell for several years after their initial pressing.

The valuation reserve for wine inventories as of December 31, 2005 resulted from bulk wines that were identified as slow moving or did not fit the Company’s marketing plan. A reserve for these bulk wines has reduced their value to their net realizable value anticipated through sales in the local discount bulk wine market and through Company alternative uses. The valuation reserve for the wine inventories as of December 31, 2004 resulted from bottled wines involved in the Company’s “Artist Series” of premium wines. The bottled wines were reduced to their net realizable value and liquidated in 2004 and 2005. The expense related to the valuation reserve for wine inventories for the years ended December 31, 2006 and 2005 are $0 and $135,288, respectively.

The Company’s inventories as of December 31, 2006 were pledged as collateral for lending purposes for the Laurus revolving note (line of credit) that was unused at that time (Note 9-Unused Available Line of Credit). In addition, the inventories were pledged as security in the general security liens for two other Company debt agreements as of December 31, 2006 totaled $38,604,158 (Note 7 - Collateral for Lending Purposes).

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

6. Property, Plant, Equipment and Mineral Remnants - Granite

Property, plant, equipment and mineral remnants at December 31, 2006 and 2005 consisted of the following:
	2006	2005
Land	$3,174,999	$5,728,909
Cultivated land	775,092	873,605
Building, improvements and equipment	$9,249,540	$12,797,692
Total property, plant and equipment	13,199,631	19,400,206
Less: accumulated depreciation	(626,547)	(320,424)
Net property, plant and equipment	12,573,084	19,079,782
Mineral remnants - Granite granite	-	6,599,269

Property, plant, equipment and mineral remnants - granite, net	$12,573,084	$25,679,051

Depreciation expense for the years ended December 31, 2006 and 2005 was $391,097 and $249,845, respectively. The amount of depreciation that was reported in inventory as part of the capitalized overhead was $46,816 for the year ended December 31, 2005. There was no capitalized overhead for the years ended December 31, 2006.

Assets Held-For-Sale

In April 2006, in connection with its strategy planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale. An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at December 31, 2006 amount to $11,312,514. This estimate is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainder to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and has been dormant for more than two years. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7.  Notes Payable

Notes Payable in Default

Notes payable in default consists of the following at December 31, 2006 and 2005:

	At December 31, 2006
	Principal	OID		Net

Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, converting to 10% at default and due in April 2006 and has not been paid as of May 18, 2007	$4,492,500	$		$4,492,500

Notes payable - in default	$4,492,500		$-	$4,492,500

Notes payable in default OID accretion for the year ending December 31, 2006, was $846,154.

Short-Term Notes Payable

Short-term notes payable consists of the following at December 31, 2006:

	At December 31, 2006
	Principal	OID	Net
Promissory notes payable to 1 individual and 1 entity
Unsecured, with interest rates ranging from 6% to 10% per annum
(10%-19% default)	$545,000	-	$545,000

Short-term notes payable to 13 individuals from a
March 2006 private placement, with an interest rate of 9%
per annum and an effective interest rate of 21% at
December 31, 2006	$654,500	$(4,711)	$649,789

Note payable - Other	$438,675	$-	438,675

Short-term notes payable	$1,638,175	$(4,711)	$1,633,464

Short-term notes payable original issue discount accretion for the year ended December 31, 2006 and 2005 was $190,758 and $196,486, respectively.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Convertible Notes Payable issued with Stock Purchase Warrants

In March 2006, in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On December 31, 2006, the unamortized discount on the notes was $4,711.

Long-Term Debt

Long-term debt consists of the following at December 31, 2006:

	At December 31, 2006
	Principal	OID	Net
Unsecured note payable
Subordinated note payable, unsecured, convertible into
shares of common stock at any time prior to maturity,
with a fixed interest rate of 7% per annum, due in June 2008	$1,000,000	$(488,339)	$511,661

Long-term note payable, unsecured	$1,000,000	$(488,339)	$511,661

Secured note payable
Subordinated note payable, secured, convertible into shares
of common stock at nay time prior to maturity, with an interest rate of prime plus 2% per annum with a minimum interest rate
of 8% per annum, due in July 2008	$34,290,000	$(17,404,560)	$16,885,440

Revolving line of credit up to $4,500,000, secured, including
$500,000 convertible minimum borrowing note that is convertible into shares of common stock at any time prior to maturity, with an interest rate of prime plus 2% per annum with a minimum interest rate of 8% per annum, due in July 2008, with an effective interest
rate of 8% for the year ended December 31, 2006	$4,314,158	$(1,019,511)	$3,294,647

Notes payable with four expiration dates ranging between
2006 and 2011 with interest rates ranging between 4.8%
and 10.5% per annum. All notes are secured by operating
equipment	$1,804,596	$-	$1,804,596

Long-term note payable, secured	$41,408,754	$(18,912,410)	$22,496,344

Long-term debt OID accretion for the years ended December 31, 2006 and 2005 was $16,131,392 and $6,678,288, respectively.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Future maturities of long-term debt are as follows as of December 31, 2006:

2007	$28,257
2008	1,028,257
2009	28,257
2010	40,307,644
2011 and thereafter	16,339
$41,408,754

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

During 2003, the Company issued Gryphon and a placement agent the following warrants to purchase shares of its common stock in connection with the $3,500,000 convertible notes payable:

	Number of Warrants
	Gryphon	Placement Agent	Price
Initial note balance:
$1,500,000	2,778	167	$360.00
$2,000,000	7,407	400	$105.00
Total issued in 2003	10,185	567

Gryphon Master Fund, Continued

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

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

The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note or the exercise of the warrants. Because the ability to register the shares to be issued upon exercise and conversion is deemed to be outside the control of the Company, the initial fair value of the warrants and the initial fair value of the embedded conversion feature of the note were recorded as a financial instrument derivative liability and are marked-to-market at the end of each reporting period. As of May 18, 2007, that registration statement was not effective.

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

[1] Interest rate is the stated rate of the note

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Gryphon Master Fund, Continued

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

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during the period are as follows:

	Financial
	Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2003	Conversion Feature	$3,466,499	$1,108,223
December 31, 2003	Warrants	3,165,194	590,103
Balance, December 31, 2003		$6,631,693	$1,698,326
December 31, 2004	Conversion Feature	$1,590,000	$5,533,083
December 31, 2004	Warrants	2,611,842	14,309,702
Balance, December 31, 2004		$4,201,842	$19,842,785
December 31, 2005	Conversion Feature	$4,000	$1,586,000
December 31, 2005	Warrants	163,280	2,448,559
Balance, December 31, 2005		$167,280	$4,034,559

December 31, 2006	Conversion Feature	$0	$2,142,857
December 31, 2006	Warrants	149,622	69,209
Balance, December 31, 2006		$149,622	$2,212,066

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (Continued)

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

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance		OID
Period End	of Note		Balance	Expense
December 31, 2003	$3,500,000		$3,379,121	$120,879
December 31, 2004	5,500,000		3,596,154	5,282,967	[3]
December 31, 2005	5,500,000	[4]	8,461,554	2,750,000

December 31, 2006	4,492,500		0	0

3 Includes full accretion of the prior notes of $1.5 and $2.0 million upon the issuance of the $5.5 million note

4 The Company made a principal payment of $500,000

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

The entire amount is shown in notes payable in default on the balance sheet as of December 31, 2006.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Long-Term Debt

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

The note provides for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the year ended December 31, 2005 on the $34,500,000 note was $314,316. The securities underlying the notes are subject to a registration rights agreement that requires the Company to file a registration statement and have it declared effective. As of May 18, 2007, that registration statement was not effective. The registration rights agreement provides for liquidated damages to Laurus for the failure of the registration statement to become effective. The effect of non-compliance with the terms of the registration rights agreement results in a charge of liquidated damages of 2% of the outstanding balance of the notes per month.

The effective interest rate of the note at December 31, 2006 and December 31, 2005 was 31.3% and 60.5%. The line of credit portion of the Laurus loan agreement was first utilized in February 2006.

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Long-Term Debt

Laurus Master Fund, Ltd.

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature	Warrants
Term	3 years	5 years
Risk Free Interest Rate	8.25% - 9.75%[1]	4.13% - 4.78%
Volatility	160.3% - 181.7%	161.1% - 168.4%
Dividend yield	0	0

1 Interest rate is the stated rate of the note

The initial estimated fair values of the conversion feature, warrants and the common shares issued as an inducement were:

Financial instrument	Fair Value
Conversion feature:
$34,500,000 note (July 2005)	34,237,800
$3,000,000 line of credit (upon borrowing Feb 2006)	318,563
$1500,000 line of credit increase (upon borrowing March 2006)	2,172,748	[2]
$300,437 borrowing on the line of credit (April 2006)	562,037
$42,210 borrowing on the line of credit (May 2006)	56,047
$207,799 borrowing on the line of credit (June 2006)	306,502
Warrants:
Issued with $34,500,000 note (July 2005)	11,531,157
Issued with $1,500,000 line of credit increase (March 2006)	4,871,652
Common shares issued as inducement:
Issued with $34,500,000 note (July 2005)	1,048,332

2 The Company initially borrowed an additional $1,173,532

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable (continued)

Long-Term Debt

Laurus Master Fund, Ltd.

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during each period are as follows:

Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	1,973,400	32,264,400
	Warrants	967,796	10,563,361
Balance, December 31, 2005		2,941,196	42,827,761
December 31, 2006	Conversion Feature	31,478,599	15,707,678
December 31, 2006	Warrants	3,186,336	1,162,061
Balance, December 31, 2006		34,664,935	16,869,739

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable, Continued

Long-Term Debt

Laurus Master Fund, Ltd.

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Balance, December 31, 2006	$38,604,158	$18,424,071	$10,515,489

Wynthrop Barrington

In June 2005, the Company entered into a convertible note agreement with Wynthrop Barrington, Inc. (“Wynthrop”). This note had a principal balance of $10,000,000, bears interest at 7% and is due in June 2008. This note is unsecured. The note was originally convertible into shares of the Company’s common stock at $49.50 per share. In March 2006, the Company reduced the conversion price of the Wynthrop note to $3.50 per share which upon conversion at that time could have resulted in the issuance of up to 2,857,143 shares of the Company’s common stock. Later in March 2006, Wynthrop converted $9,000,000 of its note resulting in the issuance of 2,571,429 shares of common stock. The monthly interest only payment on the note in the amount of $29,667 is due at the beginning of each month.

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

The Company estimated the fair value of the conversion feature using the Black-Scholes valuation model with the following assumptions:
Conversion Feature
Assumption
Term	3 years
Risk free interest rate	7.0%
Volatility	160.3%-168.4%
Dividend yield	0
Interest rate is the stated rate of the note

The initial estimated fair value of the conversion feature was:

Financial Instrument Derivative	Value
Conversion feature:
$10 million note (2005)	$7,325,091

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

7. Notes Payable, Continued

The financial instrument derivative liability related to the conversion feature is adjusted to its fair value at the end of each reporting period. The balance at each period-end and the related gain or loss during each period are as follows:

	Financial
	Instrument	Period
Year Ended	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion feature	$407,614	$6,917,477
December 31, 2006	Conversion feature	$810,641	(403,027)

The fair value of the conversion feature resulted in the recording of a discount on the convertible debt. The OID on the note is accreted to interest expense, using the effective interest method, over the initial term of the note. The amount of OID at origination is as follows:

Note	OID at Issuance
$10,000,000 convertible note	$7,325,091

The OID is offset against the face value of the note payable and is accreted ratably over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

		OID Accreted Interest
Year Ended	Principal Balance of Note	OID Balance	Expense
December 31, 2005	$10,000,000	$6,104,242	$1,220,848
December 31, 2006	$1,000,000	$511,661	$81,390

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

8. Financial Instrument Derivatives Liability

The following is a summary of the financial instrument derivative liabilities as of December 31, 2006 and 2005:

	December 31
	2006	2005
Gryphon note payable
Warrant liability	$149,622	$163,280
Conversion feature	0	4,000

Laurus note payable
Warrant liability	3,186,336	967,796
Conversion feature	31,488,083	1,973,400

Wynthrop note payable
Warrant liability	0	0
Conversion feature	810,641	407,614

Total	$35,634,682	$3,516,090

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

9. Commitments and Contingencies

Lease Commitments

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

2007	$872,700
2008	332,576
2009	171,293
2010 and thereafter	79,816
$1,456,385

Litigation and Disputes

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of the filing of this report, to the best of management’s knowledge and belief, the Company faces legal action, either actual or potential, as follows:

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

9. Commitments and Contingencies (continued)

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made payment(s) as scheduled

Wall Street Communications Suit

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

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

9. Commitments and Contingencies (continued)

Litigation and Disputes

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

In 2004, Kirkland Ranch, LLC (“KR”) and 260 Global Wine Company, Inc. (“Global”), entered into an operating agreement (the “Operating Agreement”), thereby creating Kirkland Knightsbridge, LLC (“KKLLC”). The Operating Agreement contains numerous provisions with respect to the parties’ respective rights and obligations.

In or about July 2005, Global acquired 360 Viansa, LLC (“Viansa”). Viansa is a winery with physical operations in Sonoma, California. However, Viansa sells its wines worldwide through its wine clubs and on line sales, which account for the bulk of Viansa’s revenues.

Towards the end of 2005, however, Viansa and KKLLC entered into a bottling agreement and a custom crush agreement (collectively, the “Wine Processing Agreements”) with respect to Viansa’s wine. Neither the bottling agreement nor the custom crush agreement reference the Operating Agreement and neither document incorporates any terms related thereto, or involves Global.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

9. Commitments and Contingencies (continued)

Viansa and KKLLC operated pursuant to the Wine Processing Agreements for a little over one (1) year, at which time a dispute arose between KKLLC and Viansa with respect to amounts owed by Viansa to KKLLC pursuant to the Wine Processing Agreements. KKLLC asserted that the Wine Processing Agreements provide KKLLC with a lien on Viansa’s assets in KKLLC’s possession in the event of nonpayment by Viansa, which KKLLC has asserted. In fact, KKLLC provided Viansa with notice of its intent to foreclose on its collateral (i.e., Viansa’s wine) and sell such collateral through a foreclosure sale. Viansa disputed the foregoing and contended that it has made payments to KKLLC and was not obligated to KKLLC.

Based on KKLLC’s refusal to turn over Viansa’s wine, on October 5, 2006, Viansa initiated an adversary proceeding by filing a Complaint for Turnover of Property (“Complaint”) against KKLLC, pursuant to which Viansa sought a turnover of its wine and related assets. In response to the Complaint, KKLLC filed an answer and a counterclaim (the “Counterclaim”) against Viansa and Global, asserting that Viansa and Global are alter egos and that Global is liable to KKLLC for damages stemming from the Operating Agreement.

Trial was scheduled on an expedited basis for December 12, 2006 (trial lasted through December 13, 2006) (the “Trial”). Although KKLLC sought to adjudicate the Viansa vs. KKLLC Complaint and the KKLLC vs. Viansa and Global Counterclaim, Trial was held with respect to the Viansa vs. KKLLC Complaint only. Global was not a party to the pleadings at issue during the Trial. The sole issue for Trial was whether Viansa was entitled to a turnover of its wine in KKLLC’s possession, which required adjudication of the amounts owed by Viansa to KKLLC and application of payments made by Viansa.

At the conclusion of Trial, the bankruptcy Court issued a Judgment finding that Viansa’s payments to KKLLC were made on account of Global’s obligations to KKLLC pursuant to the Operating Agreement and that such payments should not be applied to Viansa’s debt to KKLLC. Based on the foregoing, the Bankruptcy Court entered judgment in favor of KKLLC and against Viansa. Viansa has appealed the Judgment. The appeal is pending before the Bankruptcy Appellate Panel for the ninth Circuit Court of Appeals.

Trial on the Counterclaim was scheduled for June 2007. However, in light of Viansa’s and Global’s bankruptcy filings on March 7, 2007, the foregoing litigation was stayed.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

10. Related Party Transactions

Issuance of Shares by an Officer and Major Stockholder

An officer and major stockholder of the Company transferred his personal shares of Company common stock to entities and individuals for the following purposes:

Inducement to loan money to the Company - In the years ended December 31, 2005 and 2004, the officer and major stockholder transferred 39,000 and 833 shares of the Company’s common stock amounting to $1,700,000 and $41,250, respectively, based upon the fair value of the shares at the time of their transfer. The transactions were for the purpose of inducing Gryphon to loan money to the Company and were treated by the Company as capital contributions by the officer and major stockholder and recorded as interest expense with a corresponding increase to additional paid-in capital.

Employment incentives to Company employees - In the year ended December 31, 2005, the officer and major stockholder transferred 8,667 shares of the Company’s common shares amounting to $78,000 based upon the fair value of the shares at the time of their transfer. The transactions were for the purpose of providing employment incentives to Company employees and were treated by the Company as capital contributions by the officer and major stockholder and as employee compensation expense with a corresponding increase to additional paid-in capital.

11. Equity Transactions

Common Stock Activity

Shares Issued for Cash

In November 2005, the Company issued 42,863 shares of its common stock to an individual for $150,000 in cash.

During the quarter ended March 31, 2006, the Company issued 71,429 shares of its common stock to an individual for cash of $250,000.

Shares Issued to Employees and Board of Directors Members as Compensation

In February 2005, the Company issued 783 shares of its common stock to eight individuals for past services. The Company's common shares issued to the individuals had a value of $38,775 based upon its fair value at the date of issuance.

In March 2006, the Company issued 75,000 shares of its common stock as compensation to two employees with a value of $562,500 based on the fair value of the stock on the date of issuance.

In March 2006, the Company issued 1,569,120 shares of its common stock to two Board of Director members for past services with a total value of $12,332,250 based on the fair value of the stock at the date of issuance.

In December 2006, the Company issued 31,530 shares of its common stock as compensation to eighteen employees with a value of $109,725 based on the fair value of the stock on the date of issuance.

Shares Issued to Consultants for Services

In June 2005, the Company issued 50,000 shares of its common stock to a former executive for past services in accordance with an employment agreement. The Company's common shares issued to the individual had a value of $1,875,000 based upon its fair value at the date of issuance.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

11. Equity Transactions (continued)

In July 2005, the Company issued 636 shares of its common stock to an employee for past services. The Company's common shares issued to the individual had a value of $27,620 based upon its fair value of at the date of issuance.

In August 2005, the Company issued 233 shares to two employees for past services. The Company's common shares issued to the individuals had a value of $2,100 based upon its fair value at the date of issuance.

In March 2005, the Company issued 1,000 shares of its common stock to an entity for past consulting services. The Company's common shares issued for the consulting services to the entity had a value of $75,000 based upon its fair value on the date of issuance.

In April 2005, the Company issued 1,667 shares of its common stock to an entity for past consulting services. The Company's common shares issued for the consulting services to the entity had a value of $77,500 based upon its fair value on the date of issuance.

In March 2006, the Company issued 696,133 shares of its common stock to thirteen entities or individuals for past and future consulting services with a value of $4,306,010 based upon the fair value of the stock at the date of issuance.

In March 2006, the Company issued 603,438 shares of its common stock to five entities or individuals for future advertising services with a value of $4,525,785 based upon the fair value of the stock at the date of issuance.

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

In the quarter ended December 31, 2006, the Company issued 171,629 shares of its common stock to nine entities or individual for past consulting services with a value of $600,701 based upon the fair value of the stock at the date of issuance.

Shares Issued in Conjunction with Debt Instruments

In April 2005, the Company issued an additional 2,000 shares of its common stock to the same institutional investor that was issued shares in May and October 2004, as an inducement to forestall default on a short-term convertible note payable, which is in default as of October 10, 2006. The Company's common shares issued to the institutional investor as a financing incentive had a value of $144,000 based upon fair value on the date of issuance. The value of the common shares issued was immediately recorded as interest expense.

In May 2005, the Company issued an additional 13,333 shares of its common stock to the same institutional investor that was issued shares in May and October 2004 and April 2005, as an inducement to forestall default on a short-term convertible note payable, which is in default as of October 10, 2006. The Company's common shares issued to the institutional investor as a financing incentive had a value of $660,000 based upon its fair value on the date of issuance. The value of the common shares issued was immediately recognized as interest expense.

In July 2005, the Company issued 27,956 share of its common stock to an institutional investor as an inducement for the issuance of a convertible note payable. The financing transaction was completed in July 2005. The Company's common shares issued to the institutional investor had a value of $1,048,350 based upon fair value at the date of issuance (Note 7 - Laurus Master Fund). The value of the common shares issued was immediately recorded as interest expense.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

11. Equity Transactions (continued)

In July 2005, the Company issued 6,437 shares of its common stock to an institutional investor as partial consideration for the subordination of their collateral position securing the institutional investor's convertible note payable to facilitate another Company financing transaction. The Company's common shares issued to the institutional investor had a value of $299,293 based upon fair value at the date of issuance (Note 7 - Gryphon Master Fund). The value of the common shares issued was immediately recorded as interest expense.

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

In August 2006, the Company issued 44,447 shares of its common stock as repayment of a note payable to an individual with a value of $125,000 and accrued interest with a value of $30,250 based upon the based upon the fair value of the stock at the date of issuance.

During the quarter ended September 30, 2006, the Company issued 60,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $210,000.

During the quarter ended September 30, 2006, the Company issued 359,545 shares of its common stock to Laurus in partial settlement of accrued interest amounting to $383,047.

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

In December 2006, the Company issued 44,447 shares of its common stock as compensation to one investor as repayment of a short term loan with a value of $155,562 based on the fair value of the stock on the date of issuance.

During the quarter ended December 31, 2006, the Company issued 205,000 shares of its common stock to Gryphon in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $717,500.

During the quarter ended December 31, 2006, the Company issued 15,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $52,500.

During the quarter ended December 31, 2006, the Company issued 27,419 shares of its common stock to Longview funds in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $95,966.

During the quarter ended December 31, 2006, the Company issued 380,000 shares of its common stock to five investors in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $1,330,000.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

11. Equity Transactions (continued)

Shares Issued In Conjunction with a Minimum Share Guarantee

In March 2006, the Company issued 49,767 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $50 or $0.001 (par value).

In the quarter ended June 30, 2006, the Company issued 461 shares of its common stock to meet the minimum shares guarantee resulting from the Company’s reverse common stock split that occurred in February 2006 (Note 3). These shares are valued at $0.001 (par value).

Shares Issued in Conjunction with the Exercise of Warrants

During the quarter ended September 30, 2006, the Company issued 181,724 to an entity and an individual for the exercise of warrants outstanding. Both of the transactions were cashless exercises and the shares were recorded at $.001(par value).

Warrant Activity

During the three-month period ended March 31, 2005, the BOD approved the issuance of warrants to purchase an aggregate of 3,000 shares of the Company’s common stock. Such warrants are exercisable at a price of $82.50 per share, vested immediately, and expire at various times through January 2011. The warrants were issued to two individuals in association with the issuance of short-term notes payable. The total value of the warrants is $88,879.

During the three-month period ended June 30, 2005, the BOD approved the issuance of warrants to purchase an aggregate of 2,000 shares of the Company’s common stock. These warrants are exercisable at a price of $82.50 per share, vest immediately, and expire at various times through January 2010. The warrants to purchase 2,000 shares of the Company’s common stock were issued to an individual in association with the issuance of short-term note payable. The total value of the warrants is $107,607.

During the three-month period ended September 30, 2005, the BOD approved the issuance of warrants to purchase an aggregate of 301,616 shares of the Company’s common stock. Such warrants are exercisable at prices ranging from $0.02 to $46.50 per share, vested immediately, and expire at various times through September 2010. Included in the issuance of warrants to purchase 301,616 aggregate shares of the Company’s common stock was a warrant to purchase 25,000 shares of common stock that was issued to one employee as compensation for past services. This issuance was valued using the Black-Scholes option pricing model, which resulted in the recording of $253,125 in compensation cost. The Company also issued warrants to purchase 276,616 shares of the Company’s common stock to an entity in association with a convertible note payable. The total value of the warrants $11,531,157 was recorded as a liability (Note 7 - Laurus Master Fund). In association with an equity transaction of the Company, a warrant holder canceled 6,437 of their warrants, which reduced the number of outstanding warrants (Note 7 - Gryphon Master Fund).

During the nine-month period ended September 30, 2006, the BOD approved the issuance of warrants to purchase 900,002 shares of the Company’s common stock. These warrants are exercisable at $3.50 per share, at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the nine-month period ended September 30, 2006, two warrant holders exercised their warrants, resulting in the issuance of 181,724 shares of the Company’s common stock. The warrants were exercised in cashless exercises, and the share issuances were valued at par value.

During the nine-month period ended September 30, 2006, 667 warrants to purchase the Company’s common stock expired.

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

11. Equity Transactions (continued)

Summary of Outstanding Warrants

A summary of warrant activity for the period ended December 31, 2006 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding,
Outstanding,
December 31, 2005	367,168	$30.60	367,168	$30.60

Granted	900,002	$3.50	900,002	$3.50
Exercised	(181,724)	$3.50	(181,274)	$3.50
	(667)	311.09	(667)	3311.09
Outstanding,
December 31, 2006	1,084,779	$5.18	1,084,779	$5.18

At December 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
Range of		Weighted-	Average		Weighted-
Warrant		Average	Remaining	Number	Average
Exercise	Number of	Exercise	Contractual	of	Exercise
Price	Warrants	Price	Life	Warrants	Price
$46.50-$600.00	225,052	$297.22	3.12	225,052	$297.20
$3.50	798,168	$3.50	11.08	798,168	$3.50
$1.50	33,333	$1.50	2.56	33,333	$1.50
$0.02	28,226	$0.02	3.77	28,226	$0.02
	1,084,779			1,084,779

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended December 31, 2006 are as follows:

Risk-free interest rate ranging from:	4.30% to 4.52%
Expected volatility of common stock:	164.8% to 165.2%
Dividend yield:	0%
Term of the warrants granted:	4 years to 15 years
Weighted average fair market value of warrants
granted during the year	$7.30

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

12. Income Taxes

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

13. Acquisitions

The Viansa Winery Transaction

Business Combination

In July 2005, the Company acquired all of the general and limited partnership units of Viansa Winery, a California Limited Partnership and all of the membership interests of La Fontana di Viansa, LLC, a California Limited Liability Company (collectively Viansa) for $26,410,013 in cash and professional and other direct fees totaling $1,657,663. Included in the other direct fees was a lender management fee of $1,085,175. The operating results of Viansa are included in the Company’s income statement from the date of acquisition. The acquisition of Viansa was part of the Company’s strategy to build upon its domestic wine operations. The Company recorded the assets and liabilities of Viansa based on fair values at the date of acquisition. The allocation of certain Viansa assets was based on an April 2005 appraisal of land, buildings, fixtures and inventories. Management believes that there was no material change in the values of these assets from April 2005 to July 2005.

The allocation of the Viansa acquisition cost is shown below:

July 8, 2005
Assets acquired:
Accounts receivable	$1,532,445
Inventories, including growing crop costs of $146,135	15,266,000
Property and equipment	12,398,759
Other assets	607,548

Assets acquired	$29,804,752

July 8, 2005
Liabilities assumed:
Cash overdraft	$91,494
Accounts payable	971,919
Deferred revenue	455,572
Notes payable, short and long term	218,091

Liabilities assumed	1,737,076

Allocation of purchase price of net assets of Viansa at
Acquisition	$28,067,676

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

13. Acquisitions (continued)

The Texas Property Transaction

The Acquisition

In June 2005, the Company acquired the property, facilities and mineral remnants - granite (the “Texas property”) for $12,599,269. The purchase price is comprised of $2,500,000 in cash, an unsecured convertible note to the seller for $10,000,000 (Note 7) and fees related to the transactions of $99,269. A provision of the transaction’s Security and Purchase agreement requires a minimum of 50% of gross proceeds resulting from Company granite sales to be applied against the outstanding balance of the convertible note. In March 2006, Wynthrop Barrington, Inc., the seller of the Texas property and the holder of the convertible note converted $9,000,000 of the principal balance into 2,571,429 shares of the Company’s common stock at $3.50 per share (Note 7). The Texas property purchase price has been allocated to the real property and facilities based on their fair value as determined by appraisal and the remainder to the mineral remnants - granite. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and has been dormant for more than two years. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral remnants consisting of granite block and other stone remnants.

In July 2005, the Company pledged the Texas property with carrying value of $12,599,269 as security in the Laurus loan transaction with a balance of $34,500,000 as of December 31, 2005 (Note 7).

Valuation of the Real Property and Facilities

The real property and facilities have been allocated $6,000,000 of the purchase price based on appraised market value defined in the July 2005 appraisal’s premise of value as “the most probable price which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently and knowledgeably, and assuming the price is not affected by undue stimulus”.

Valuation of the Mineral Remnants - Granite Block and Other Stone Remnants

The Company utilized an estimate of quantities and gross sale values from an individual that did not include estimates of the cost of gathering, processing, or selling costs of the granite block and other stone remnants. The estimated gross revenue of the granite blocks and other stone remnants was $9,750,000. The Company allocated $6,500,000 (the difference between the Texas property’s acquisition price and the value allocated to the real property and facilities) to the granite block and other stone remnants.

The Plan of Disposal

In 2006, as a result of a change in the Company’s strategic planning, it has decided to sell the Texas property and has initiated a plan of disposal (Note 5 - Assets Held-For-Sale).

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

13. Acquisitions (continued)

The Kirkland Knightsbridge, LLC Transaction

Business Combination

In April 2004, the Company acquired a 50% membership interest in Kirkland Knightsbridge, LLC, a California Limited Liability Company ("KKLLC"). The Company acquired its membership interest with the issuance of 28,369 shares of its common stock with a fair value based on the market price at the date of the acquisition of $10,000,000. In addition, the Company provided loans to KKLLC amounting to $2,450,000 and guaranteed a pre-existing obligation of the other member for a promissory note originally issued in the amount of $20,000,000, to Metropolitan Life Insurance Company ("Met Life"). The Company’s membership acquisition commitment included the requirement to make all principal and interest payments due under the Met Life promissory note if not paid by KKLLC (Notes 4- MetLife Foreclosure Action-now Madison) and fund all additional working capital contributions required for the ongoing operations of KKLLC. The Company’s failure to make the required cash advances has resulted in the possibility of forfeiture of its membership interest (Note 9). Ownership of KKLLC is evenly split between the Company and the only other member. Pursuant to the KKLLC Operating Agreement, the Company has disproportionate control over certain budgetary and expenditure matters and has the ability to appoint key employees. In the past, the Company has treated KKLLC as an entity that required consolidation.

The Company recorded the assets and liabilities of KKLLC including a "minority interest" equal to the other member’s capital account based on fair values at the date of acquisition. The allocation of KKLLC assets was based on a November 2003 appraisal of land, buildings and fixtures.

The allocation of the KKLLC acquisition cost is shown below:

April 24, 2004
Assets acquired:
Cash	$316,503
Accounts receivable assumed	130,483
Inventories	4,424,373
Property and equipment	39,402,080
Other assets	693,119

Total assets	$44,966,558

Liabilities assumed in the acquisition	$23,169,684
Minority interest	11,796,874

Total liabilities and minority interest recorded	$34,966,558

Allocation of net assets of KKLLC at acquisition	$10,000,000

360 Global Wine Company and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ending December 31, 2006 and 2005

14. Subsequent Events

On March 8, 2007, the Company and its subsidiaries filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of Nevada, in Reno, Case No. 07-50205-GWZ and 07-50206-GWZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company intends to emerge from bankruptcy and continue its business. The Company will require the raising of capital through the issuance of DIP notes and common stock, which will significantly dilute the ownership percentages of existing shareholders as of December 31, 2007.

In March, 2007, KKLLC filed a motion to change venue of 360 Global’s and Viansa’s bankruptcy cases from the District of Nevada (Reno Division) to the Northern District of California (Santa Rosa Division). The Debtors, as well as its primary lenders (Laurus and Gryphon) and other creditors opposed the motion to transfer venue. At a hearing held on April 22, 2007, the Debtors prevailed and the motion to change venue was denied. The reorganizations will continue in the District of Nevada (Reno Division).

Viansa winery was a party to a written lease with Carneros Warehousing (“CW”) with respect to Viansa’s bottling facility in Sonoma. Pursuant to the lease, Viansa was required to exercise its option by December, 2006 to extend the lease for three years after February 28, 2007. Viansa did not exercise its option in accordance with the express terms of the agreement and, on March 7, 2007, CW served Viansa with notice to vacate the premises. In light of Viansa’s bankruptcy filing on March 7, 2007, the notice was stayed. CW thereafter filed a motion for relief from the automatic stay in order to seek eviction in the state court. Viansa opposed the motion. Subsequently, at a hearing scheduled for April 22, 2007, Viansa and CW reached an agreement pursuant to which Viansa will have the ability to occupy the premises to carry out its bottling operations through December 31, 2007. During this period, Viansa will locate an alternate facility and improve it for the transition at year end.

15. Going Concern

The Company has an accumulated deficit through December 31, 2006 totaling $97,731,424 and had working capital of $17,340,595. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

The Company faces many factors in its ability to continue as a going concern, including but not limited to, competition from larger and better capitalized companies, and its ability to market its products.

16. Income (Loss) per Common Share

In January 2006, the Company authorized a reverse stock split of its outstanding shares for stockholders of record as of January 31, 2006 and that was effective as of February 28, 2006. The reverse stock split resulted in the issuance of one share for each hundred and fifty shares that were previously outstanding. Previously reported share and income (loss) per share amounts have been restated.