Form 10QSB
period 2007-03-31
360 GLOBAL WINE CO
filed 2007-05-21
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO _________
COMMISSION FILE NUMBER ______________________________

360 Global Wine Company
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0231440 (IRS Employer Identification No.)

25200 Arnold Drive, Sonoma, CA 95476
(Address of principal executive offices)

(707) 934-4039
(Issuer’s telephone number)

WITH COPIES TO:

Thomas Rose, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 8,619,389 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
March 31, 2007
(unaudited)

ASSETS

		March 31, 2007

Current assets
Cash		$25,657
Accounts receivable - trade, net		3,746,542
Inventories		15,355,016
Prepaid expenses and other		945,729

Total current assets		20,072,944

Property, vineyard, plant and equipment, net		12,530,873
Assets held-for-sale		11,312,514
Other assets, net		290,348
Intangible assets		21,269

Total assets		$44,227,948

Current Liabilities
Notes payable in default		4,492,500
Bank overdraft		466
Accounts payable - trade		7,121,717
Accrued expenses and other liabilities		4,013,596
Accrued interest payable		5,465,430
Notes payable, short term		1,607,572
Financial instrument derivatives		35,634,682

Total current liabilities		58,335,964

Notes payable - long term		23,754,206

Total liabilities		82,090,170

Shareholders' equity (deficit):
Common stock, $.001 par value,100,000,000 shares authorized
8,484,103 shares issued and outstanding as of March 31, 2007		8,599
Additional paid-in capital		61,352,708
Accumulated deficit
Accumulated deficit as of December 31, 2006	(97,731,424)
Loss for the three-month period ended March 31, 2007	(1,551,634)
Accumulated deficit		(99,283,058)

Total shareholders's equity (deficit)		(37,921,751)

Total liabilities and shareholders' equity (deficit)		$44,168,419

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the Three-Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006

Revenue	$1,972,961	$3,759,509
Cost of goods sold	996,929	2,352,962
Gross profit	976,032	1,406,547

Operating expenses from continuing operations
Sales and marketing	564,347	1,209,892
General and administrative	804,364	23,091,451
Total operating expenses	1,368,711	24,301,343

Loss from continuing operations	(392,679)	(22,894,796)

Other income (expenses) from continuing operations
Interest income		2
Interest expense	(1,180,731)	(5,455,344)
Interest expense - original issue discount	-	(8,961,821)
Derivative warrants expense	-	(4,871,652)
Derivitive conversion expense	-	(999,216)
Gain on derivative valuation	-	(75,604,425)
Other income	-	40,623
Other expenses	21,776	-
Total other income (expenses) from continuing operations	(1,158,955)	(95,851,833)
Income (loss) from continuing operations	(1,551,634)	(118,746,629)
Discontinued operations:
Gain (loss) from discontinued operations	-	(2,491,689)
Gain (loss) on disposal of discontinued operations	-	(900,000)
Gain (loss) on discontinued operations	-	(3,391,689)

Net income loss	(1,551,634)	(122,138,318)

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)
For the Period Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2004	291,166	$291	$9,033,593	$(24,332,975)	$(15,299,091)
Shares issued to employees as compensation	51,652	52	1,943,443		1,943,495
Shares issued to consultants as compensation	2,667	3	152,497		152,500
Shares issued for cash	42,863	42	149,957		149,999
Shared issued in connection with debt instruments	49,726	50	2,151,593		2,151,643
Warrants issued for services			253,125		253,125
Personal shares transferred by a related party for the benefit of the Company			1,778,000		1,778,000
Warrants issued to short term note holder			196,486		196,486
Net income (loss)				15,727,299	15,727,299

Balance, December 31, 2005	438,074	$438	$15,658,694	$(8,605,676)	$7,053,456

Shares issued to employees as compensation	1,817,401	1,817	13,516,287		13,518,104
Shares issued to consultants as compensation	1,655,714	1,656	10,879,627		10,881,283
Shares issued for cash	71,429	71	249,929		250,000
Shared issued in connection with debt instruments	3,110,429	3,110	12,164,390		12,167,500
Shares issued in exchange for warrants	181,724	182	-		182
Warrants issued for debt incentives			2,275,000		2,275,000
?	1,209,332	1,210	5,592,896		5,594,106
Warrants issued to short term note holder			350,000		350,000
Warrants issued to employees for future services			262,500		262,500
Net income (loss)				(89,124,842)	(89,124,842)

Balance, December 31, 2006	8,484,103	8,484	60,949,323	(97,730,518)	(36,772,711)

360 GLOBAL WINE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(1,551,634)	$(123,196,000)
Net loss - discontinued operations	$-	$-
	$(1,551,634)	$(123,196,000)
Adjustments to reconcile net income (loss) to cash provideded by (used in) operating activities:
Depreciation and amortization	158,222	304,000
Interest expense, non-cash	531,500	97,662,000
Stock compensation	70,000	26,528,000
Minority interest in loss	-	(1,246,000)
Decrease in other assets, net	21,269	-
Adjustments to net income (loss) from continuing operation	(770,643)	52,000

Decrease (increase) in assets:
Accounts receivable-trade	(2,775,647)	113,000
Inventories	388,966	69,000
Prepaid expenses	(468,820)	(2,904,000)
Current assets of discontinued operations	-	-
Increase (decrease) in liabilities:
Accounts payable-trade	503,828	(1,085,000)
Accrued expenses	2,738,240	3,735,000
Accrued interest	301,426	-
Current liabilities of discontinued operations	-	-

Net cash provided (used) in operating activities of continuing operations	(82,650)	(20,000)

Cash flows from operating activities:
Purchase of property and equipment	(116,111)	(837,000)
Disposal of equipment	-	-
Cash provided (used) in investing activities	(116,111)	(837,000)

Cash flows from financing activities:
Sale of common stock	1,403,500	400,000
Proceeds from notes payables	-	665,000
Payment on note payables	(1,327,892)	-
Cash provided (used) by financing activities	75,608	1,065,000

Cash (used) by discontinued operations	-	-

Net increase (decrease) in cash	(123,153)	208,000
Cash at the beginning of period	148,810	131,000
Cash at end of period.	$25,657	$339,000

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by 360 Global Wine Company and its subsidiaries (the “Company”), without audit, pursuant to Rule 310 of Regulation SB applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted as permitted by Rule 310 of Regulation SB. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 (Note 2). Results of operations for interim periods are not necessarily indicative of annual results.

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

2.	Correction of Errors

   None

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of Company issued securities used as employee compensation and for services, the valuation of securities used in business acquisitions, the allocation of the purchase price in business combinations, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset The Company's estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company's estimates.

Revenue Recognition

The Company's primary streams of wine revenue include:

• Commission sales
• Retail sales
• Catalog sales
• E-commerce sales, and
• Wine club sales

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Revenue Recognition, Continued

Revenue is recognized for these income streams when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions in revenues. Revenue from items sold through the Company's retail locations is recognized at the time of sale, including commission sales. The costs of commissions are treated as reductions of revenues. No Company products are sold on consignment.

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

Advertising Costs

The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at March 31, 2007 were immaterial. Advertising costs for the three-month periods ended March 31, 2007 and March 31, 2006 were $1,906 and $22,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of March 31, 2007, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer's financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $3,746,542 at March 31, 2007 and reflected a $4,433 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the premium wine and the industry as a whole. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company's recognition of the notes payable and convertible notes payable net of related original issue discount (“OID”) and beneficial conversion features ("adjustments"). This OID results from warrants and embedded beneficial conversion features related to the debt instruments. The Company recognized financial instrument derivatives at the time of issuances. The accretion of OID is recognized as an expense over the initial life of the promissory note as an adjustment of the effective interest rate. Financial instrument derivatives related to debt transactions are initially recorded at their fair value. The stock value guarantee is recorded at the maximum face value of the guarantee.

Inventories

Bulk wine and case wine goods are recorded at the lower of average cost, which approximates the first-in, first-out (“FIFO”) method, or market value. Inventories of supplies are recorded at the lower of FIFO cost. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized crop costs amounted to $75,355 three-month period ended March 31, 2007.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Inventories, Continued

At March 31, 2007, inventory consisted of the following:

March 31,
2007
Deferred farming cost	$75,355
Finished goods	4,256,090
Bulk wines	10,323,823
Bottling supplies	228,261
Retail products	471,486

Total inventories, net	$15,355,015

Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold within one year. Each specific grape crop harvested is pressed into a single production unit ("vintage"). However, each vintage is not sold entirely in a single year. Inventories of each year's vintage are normally carried over and sell for several years after their initial pressing.

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation,” under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees", and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

Stock Split

In September 2005, the Company's Board of Directors and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150, effective for shareholders of record as of February 28, 2006. For those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, had their share holdings rounded up to a lot of 100 shares (Note 11). In addition, all references in these condensed consolidated financial statements, to weighted average number of shares, loss per share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the reverse stock split.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

4.	Discontinued Operations

Kirkland Knightsbridge, LLC, Continued

The Company's plan to discontinue operations for the KKLLC joint venture operation has resulted in material reduction of the joint venture's day-to-day operations due to the Company's decision to discontinue its support of the operation. Currently, it is the Company's belief that the only liability related to its plan as of September 30, 2006 is the contingent liability resulting from the Company's corporate guarantee of the Metropolitan Life Insurance Company ("MetLife") note (Notes 7 and 9). During the quarter ending September 30, 2006, the Company determined that they were no longer liable for the market value guarantee of the Company's common stock of $10,000,000 which was recorded in 2004 (Note 9).

The Company has accounted for the KKLLC discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through December 31, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $0 and $2,491,689 for the three-month ended March 31, 2007 and March 31, 2006, respectively. The carrying value of the Company's investment in KKLLC joint venture at December 31, 2006 had been reduced to zero .

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

In April 2006, in connection with its strategy planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale. An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at March 31, 2007 amount to $11,312,514. This estimate is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

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

6.	Property and Equipment

Property and equipment at March 31, 2007 consisted of the following:

March 31,
2007
Land	$3,174,999
Cultivated land	789,773
Buildings, improvements and equipment	9,299,089

Total property, plant and equipment	13,263,861
Less: accumulated depreciation	732,988

Property, plant, and equipment, net	$12,530,873

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable

Notes Payable In Default

Notes payable in default consists of the following at March 31, 2007:

	At March 31, 2007
	Principal	OID	Net
Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, and due in April 2006 and has not been paid as of May 18, 2007	$4,492,500	$-	$4,492,500
Notes payable - in default	$4,492,500	$-	$4,492,500

Notes payable in default OID accretion for the three months ended March 31, 2007, was $846,154.

Short-Term Notes Payable

Short-term notes payable consists of the following at March 31,2007:

	At March 31, 2007

	Principal	OID	Net
Promissory notes payable to 1 individual and 1 entity
Unsecured, with interest rates ranging from 6% to 10% per annum
(10%-19% default)	$545,000	-	$545,000

Short-term notes payable to 13 individuals from a
March 2006 private placement, with an interest rate of 9%
per annum and an effective interest rate of 21% at
December 31, 2006	$654,500	$(4,711) $ 649,789

Note payable - Other	$412,783	$-	412,783

Short-term notes payable	$1,612,283	$(4,711) $ 1,607,572

Short-term notes payable original issue discount accretion for the three-month periods ended March 31, 2007 and 2006 was $0 and $158,824, respectively

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Short-Term Notes Payable, Continued

Convertible Notes Payable issued with Stock Purchase Warrants

In March 2006 in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company's common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On March 31, 2007, the unamortized discount on the notes was $4,711.

Long-Term Debt

Long-term debt consists of the following at March 31, 2007:
 Long-term debt consists of the following at December 31, 2006:
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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Long term debt OID accretion for the three-month periods ended March 31, 2007 and March 31, 2006 was $0 and $3,295,864, respectively.

Future maturities of long-term debt are as follows as of March 31, 2007:

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

The $1,500,000 and $2,000,000 notes that originated during 2003 were convertible into shares of the Company's common stock at $270.00 per share. In April 2004, in connection with the increase in the note balance to $5,500,000, the conversion price was reduced to $105 per share. In March 2006, the Company reduced the conversion price of the Gryphon note and the exercise price of the $105.00 warrants issued to Gryphon to $3.50 per share. Upon conversion, the conversion right could result in the issuance of 1,428,571 shares of the Company's common stock based on the $5,000,000 balance at the time of the reduction in the conversion price. The exercise price of the warrants issued to the placement agent was not reduced.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during the period are as follows:

	Financial
	Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)

December 31, 2003	Conversion Feature	$3,466,499	$1,108,223
December 31, 2003	Warrants	3,165,194	590,103

Balance, December 31, 2003		$6,631,693	$1,698,326

December 31, 2004	Conversion Feature	$1,590,000	$5,533,083
December 31, 2004	Warrants	2,611,842	14,309,702

Balance, December 31, 2004		$4,201,842	$19,842,785

December 31, 2005	Conversion Feature	$4,000	$1,586,000
December 31, 2005	Warrants	163,283	2,448,559

Balance, December 31, 2005		$167,283	$4,034,559

Subsequent Quarters Ended:
March 31, 2006	Conversion Feature	$5,742,857	$(5,738,857)

March 31, 2006	Warrants	337,586	(174,303)

Balance, March 31, 2006		$6,080,443	$(5,913,160)

June 30, 2006	Conversion Feature	$2,142,857	$3,600,000
June 30, 2006	Warrants	218,832	118,754

Balance, June 30, 2006		$2,361,689	$3,718,754

September 30, 2006	Conversion Feature	$-	$2,142,857
September 30, 2006	Warrants	149,622	69,209

Balance, September 30, 2006		$149,622	$2,212,066

December 31, 2006	Conversion Feature	$0	$2,142,857
December 31, 2006	Warrants	149,622	69,209

March 31, 2007	Conversion Feature	0	0
	Warrants	0	0

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance		OID
Period End	of Note		Balance	Expense
December 31, 2003	$3,500,000		$3,379,121	$120,879
December 31, 2004	5,500,000		3,596,154	5,282,967	[3]
December 31, 2005	5,500,000	[4]	8,461,554	2,750,000
March 31, 2006	5,000,000		158,654	687,500
June 30, 2006	5,000,000		-	158,654
September 30, 2006	4,492,500		-	-
December 31, 2006	4,492,500		-	-
March 31, 2007	4,492,500		-	-

[3] Includes full accretion of the prior notes of $1.5 and $2.0 million upon the issuance of the $5.5 million note
[4] The Company made a principal payment of $500,000

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

As part of the subordination to Laurus, the Company's Chief Executive Officer transferred 20,000 of his personally-held shares of the Company's common stock to Gryphon. The fair value of these shares was $720,000 and was recorded as interest expense and additional paid in capital (Note 7 - Laurus Master Fund, Ltd.).

The loan is in default and the Company is negotiating settlement terms as of November 20, 2006. Gryphon converted $507,500 of the principal of the note during the quarter ended September 30, 2006, in to 145,000 shares at a conversion price of $3.50. The entire amount is shown in notes payable in default on the balance sheet as of March 31, 2007.

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving note agreement with Laurus Master Fund, Ltd (“Laurus”). Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and were originally convertible into shares of the Company's common stock at $37.50 per share. The Company did not draw on the revolving note until February 2006. In March 2006, in connection with the drastic decrease in the Company's stock price, the conversion price of the convertible note was reduced to $3.50 per share which upon conversion could result in the issuance of 9,857,143 shares of the Company's common stock. The conversion price of the revolving note was also reduced to 3.50 per share. Upon conversion the maximum loan balance would result in the issuance of 857,143 shares. Also in March 2006, the amount available for borrowing on the revolving note was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share. Laurus converted $210,000 of the principal of the note during the quarter ended September 30, 2006, into 60,000 shares at a conversion price of $3.50.

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

As part of the original note agreements, the Company issued to Laurus 27,956 shares of the Company's common stock and warrants to purchase 166,667 shares of the Company's common stock with an exercise price of $46.50 per share and warrants to purchase 109,950 shares of the Company's common stock exercisable at $0.015 per share. The fair value of the Company's common shares issued in the transaction was $1,048,332, which was based on the fair value of the shares, $37.50 per share, on the date of issuance.

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

	Financial
Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	1,973,400	32,264,400
	Warrants	967,796	10,563,361
Balance, December 31, 2005		2,941,196	42,827,761

Subsequent Quarter Ended:

March 31, 2006	Conversion Feature	71,664,765	(67,200,054)
March 31, 2006	Warrants	6,877,198	(1,037,751)

Balance, March 31, 2006		78,541,963	(68,237,805)

June 30, 2006	Conversion Feature	47,186,277	25,393,587
June 30, 2006	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		51,534,674	27,922,389

September 30, 2006	Conversion Feature	31,478,599	15,707,678
September 30, 2006	Warrants	3,186,336	1,162,061

Balance, September 30, 2006		34,664,935	16,869,739

Balance, December 31, 2006	Conversion Feature	31,478,599	0
	Warrants	3,186,336	0

March 31, 2007	Conversion Feature	0	0
	Warrants	0	0

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date:
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869
June 30, 2006	$34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance, June 30, 2006	$38,808,452	$24,630,242	$3,454,990
September 30, 2006	$34,290,000	$20,297,060	$2,892,500
	4,314,158	1,245,621	195,061
Balance, September 30, 2006	$38,604,158	$21,542,681	$3,087,561

Balance, December 31, 2006	$38,604,158	$18,424,071	$10,515,489

Balance, March 31, 2007	$38,604,158	$0	$0

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Wynthrop Barrington

In June 2005, the Company entered into a convertible note agreement with Wynthrop Barrington, Inc. (“Wynthrop”). This note had a principal balance of $10,000,000, bears interest at 7.0%, and is due in June 2008. This note is unsecured. The note was originally convertible into shares of the Company's common stock at $49.50 per share. In March 2006, the Company reduced the conversion price of the Wynthrop note to $3.50 per share which upon conversion at that time could have resulted in the issuance of up to 2,857,143 shares of the Company's common stock. Later in March 2006 Wynthrop converted $9,000,000 of their note resulting in the issuance of 2,571,429 share of common stock. In March 2007, Wynthrop converted the remaining $1,000,000 note to 380,000 shares of common stock at a contracted price of $3.50 and included accrued interest of $330,000.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

8. Commitments and Contingencies

Lease Commitments

Future minimum lease payments (excluding the effect of future increases in payments based on indices which cannot be estimated at the present time) required under non-cancelable operating leases with terms in excess of one year are as follows:

2007	536,897
2008	332,576
2009	171,293
2010 and thereafter	79,816
$1,120,582

Management's Plan

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

The Company is working with its investment bankers and attorneys to draft and implement a plan of reorganization to emerge from Chapter Eleven bankruptcy.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

8.	Commitments and Contingencies, Continued

Litigation and Disputes

As part of the Chapter Eleven bankruptcy protection, all outstanding litigation is currently stayed. The litigation that was outstanding at the time of the company’s filing includes the following.

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of the filing of this Quarterly Report on Form 10-QSB, to the best of management's knowledge and belief, the Company faces legal action, either actual or potential, as follows:

Andy Warhol Foundation Suit

In September, 2003, the Company entered into a license agreement with the Andy Warhol Foundation for the Visual Arts (the “Foundation”) to market an international collection of wines. The Company planned to launch an “artist series” of wines during the second half of 2006 using some of the artwork and quotations created by Mr. Warhol on some of the Company's wine products. Under the agreement, the Company was granted a non-exclusive license to use Andy Warhol's artwork throughout North America, in connection with the Company's wine products. Specifically, the Company was entitled to use artwork and quotations created by Andy Warhol on the Company's wine labels. Pursuant to the terms of the agreement, the Company was obligated to pay four percent (4%) of all net sales of the wine, containing Andy Warhol's artwork or quotes that the Company sold to the Andy Warhol Foundation. The Company was also required, under the agreement, to pay minimum

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2007 and June 6, 2007) As of this date, the Company has made two payments of the settlement.

Wall Street Communications Suit.

Wall Street Communications Group Inc. alleges that, pursuant to a Finder's Fee and Non-Circumvention Agreement with Wall Street Communications Group Inc., the Company had agreed to pay Wall Street Communications Group Inc. a finder's fee consisting of cash and stock options in connection with their introduction of Laurus Master Fund, Ltd. to the Company in connection with the Company's financing needs in 2005. Wall Street Communications Group Inc. further alleges that thereafter, the Company refused to pay, or publicly disclose in its press releases or SEC filings, the agreed upon finder's fee. Wall Street Communications Group Inc. filed suit against the Company in state District Court in Boulder County, Colorado. The court issued a default judgment against the Company on December 16, 2005 ordering the Company to pay to Wall Street Communications Group Inc. a lump sum payment of $1.425 million, plus 4.0% of each and every past and future disbursement to the Company under its $3.0 million Revolving Note with Laurus Master

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

8. Commitments and Contingencies, Continued

Longview Fund Suit, Continued

with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which are payable either in cash or by the conversion of the underlying debt into shares of the Company's common stock at market price. As of the filing of this Quarterly Report on Form 10-QSB, the Company is one month behind in such monthly payments.

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit asserts claims for breach of contract, conversion, and breach of fiduciary duty and seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys' fees.

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

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

On September 19, 2006, in the Superior Court of California, County of Napa, a complaint, styled, Larry Kirkland, Kirkland Ranch, LLC , a California Limited Liability Company, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants , Case No. 26-35015. As of the date of this Quarterly Report on Form 10-QSB, none of the named defendants has been served. Plaintiff alleged causes of action against us for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation. If defendants are served, they currently intend to defend the litigation vigorously.

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a California limited liability company, Plaintiff, v. 360 Global Wine Company, fka Knightsbridge Fine Wines, Inc., a Nevada corporation , Case No. 06-10628, in which plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to defendant's ownership of membership interests in KKLLC. We have responded to such claims and intend to defend the litigation vigorously. KKLLC also filed a counterclaim in this matter against us and against our wholly-owned subsidiary, 360 Viansa, LLC, a California limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. As of the date of this Quarterly Report on Form 10-QSB, we have not yet filed a responsive pleading to the counterclaim. A trial related to certain of the claims alleged in the counterclaim is currently set for December 12, 2006. We also expect to defend this aspect of the litigation vigorously.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

8.	Commitments and Contingencies, Continued

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled “Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants,” Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff's allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff's case is wholly without merit and intend to defend against her claims vigorously.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2007
For the Three-Month Periods Ended March 31, 2007 and 2006

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained herein constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

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

At March 31, 2007, we do not segment our business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

Mergers, Acquisitions and Divestitures

There were no material mergers, acquisitions, or divestitures in the first quarter of 2007.

Results of Operations

Comparison of the three month period ended March 31, 2007 to the three month period ended March 31, 2006.

Revenues

Revenues for the third quarter ended March 31, 2007, were $1,972,961 as compared to $3,759,509 for the fiscal quarter ended March 31, 2006. This decrease is due to the delays in shipping the Tuscan Club wine shipments. products.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2006, was $996,929 compared to $2,352,962 for the quarter ended March 31, 2006.

Sales and Marketing Expense

Sales and marketing expenses for the quarter ended March 31, 2007 $564,347 as compared to $1,209,892 for the same period in 2006.

General and Administrative Expense

General and administrative expenses for the fiscal quarter ended March 31, 2007were $804,364. For the same quarter in 2006, the general and administrative expenditures were $23,091,451. This significant decrease is the result of non-cash expenses incurred during the first quarter ended March 31, 2006.

Stock Compensation Expense

During the quarter ended March 31, 2007, our Board of Directors authorized the issuance of unregistered shares of our common stock to various consultants and employees in lieu of cash payments and in conjunction with various debt financing and refinancing undertaken during 2007. Based upon the common stock trading price at the times of issuance and FASB rules, we were required to incur non-cash expenses of approximately $70,000 for the issuance of these shares during the quarter ended March 31, 2007.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Operating Loss with detail of Non-Cash items

During the first three months of 2007, the Company recorded a loss from continuing operations of $ 1,158,955 compared to a loss of approximately $122,138,318 for the quarter ended March 31, 2006. Of the loss generated in the first quarter of 2006, the majority of the loss was due to derivative accounting procedures and stock based compensation, resulting in significant non-cash losses.

Interest and Other Expense

Total interest expense was $1,180,731 during the first three-month period in 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the three-month period ended March 31, 2007 was $82,650. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the three-month period ended March 31, 2007 was $ 75,608. The cash provided from financing activities was primarily a result of the proceeds from notes issued during the period.

Investing Activities

There were no material investments of cash during the first quarter of 2007.

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

In March 2006, we lowered the conversion price of the Laurus and other convertible debt and lowered the exercise price of certain warrants issued in connection with convertible debt to $3.50 per share. This reduction of the exercise price of the warrants and the conversion price of the debt instruments resulted in an increase of $75,604,425 in the value of these derivatives for the quarter ended March 31, 2006. As explained above, this increase in value of the warrants and conversion features must be recognized as a non-cash expense. In the second and third quarters of 2006, we experienced gains of $32,279,546 and $19,493,835, respectively, that partially offset the expense recorded in the third quarter; resulting in a net expense of $23,831,044.

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

Capital Expenditures

Capital expenditures in the three month period ended March 31, 2007 were $ 116,111, compared to capital expenditures of $ 837,00 in the three-month period ended March 31, 2006.

Management’s Strategy and Plan for the Future

Our strategy is to grow through a combination of internal growth initiatives and acquisitions. Our internal growth will be driven by leveraging our existing portfolio of leading brands, developing new products, new packaging and line extensions, and focusing on the faster growing sectors of the wine industry. Critical to the Company’s success is the completion of its plan of reorganization and emergence from bankruptcy protection.

The internal growth initiatives include increases to sales by providing a wider selection of brands and products for our sales force to introduce into the marketplace, thereby reducing average sales cost per product and increasing product variety to our client base. We believe that, by increasing our ability to provide an ever-growing inventory of brands and products, we will be able to increase our ability to provide wholesalers with better promotional advantages than our smaller peers. This could lead to an increased competitive position and drive internal growth. Two key aspects of our internal growth initiatives include our Tuscan Club private membership club of approximately 14,000 individuals with an interest in having access to exclusive wine and food products.

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

Item 3.  Controls and Procedures.

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

Item 1. Legal Proceedings.

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

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counterclaims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has been dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made the first two scheduled payments.

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

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communications' claims that it was involved with the Company's financing of Viansa acquisition and intends to defend against these claims vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 380,000 shares of its common stock to Wynthrop Barrington in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $1,330,000.
During the quarter ended March 31, 2007, the Company issued 9,000 shares of it common stock as compensation to eleven investors as an interest payment on short term loans with a value of  $31,500 based on the fair value of the stock on the date of issuance.

During the quarter ended December 31, 2007, the Company issued 20,000 shares of its common stock to a former employee as partial satisfaction of his severance package at the contractually specified conversion price of $3.50 per share amounting to $70,000.

During the quarter March 31, 2007, the Company issued 72,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $252,000.

During the quarter March 31, 2007, the Company issued 14,286 shares of its common stock to Longview funds  in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $50,000.

The foregoing was issued in reliance on an exemption from registration afforded by Section 4(2) and Rule 506 promulgated pursuant to Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

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

On March 9, 2007, the Company received notice that Laurus Funds deemed their convertible notes and line of credit to be in default, and issued the Company a ten day notice for repayment of the notes plus accumulated interest.

Wynthrop Barrington

In June 2005, the Company entered into a convertible note agreement with Wynthrop Barrington, Inc.. This note had a principal balance of $10,000,000, bears interest at 7% and is due in June 2008. This note is unsecured. The note was originally convertible into shares of the Company’s common stock at $49.50 per share. In March 2006, the Company reduced the conversion price of the Wynthrop note to $3.50 per share which upon conversion at that time could have resulted in the issuance of up to 2,857,143 shares of the Company’s common stock. Later in March 2006, Wynthrop converted $9,000,000 of its note resulting in the issuance of 2,571,429 shares of common stock. The monthly interest only payment on the note in the amount of $29,667 is due at the beginning of each month.

Gryphon Funds

The Company's is in default in connection with its outstanding note with Gryphon Funds in the principal amount of $149,622. Prior to the filing of the Chapter Eleven proceedings, the Company was working with Gryphon to convert the outstanding debt into equity.

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

The Company has been named the debtor-in-possessor for the bankruptcy proceedings, and all contractual rights of the noteholders have been stayed by Federal Bankruptcy court.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 Global Wine Company

Dated: May 21, 2007	By:	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer and Principal Financial and Accounting Officer