Form 10QSB/A
period 2007-06-30
360 GLOBAL WINE CO
filed 2007-08-21
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-50092
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☒
The number of shares of common stock outstanding as of August 20, 2007 was 8,619,389.

Transitional Small Business Disclosure Format (check one): Yes      No ☒

360 GLOBAL WINE COMPANY
Table of Contents

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	2

	Condensed Consolidated Statements of Operations for the
	three and six month periods ended June 30, 2007 and 2007 (unaudited)	3 - 4

	Condensed Consolidated Statements of Cash Flows for each of the
	six month periods ended June 30, 2007 and 2007 (unaudited)	5 - 6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operation	31

Item 3.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	Submission of Matters	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	SIGNATURES	42

	CERTIFICATIONS

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$181,786
Accounts receivable - trade, net	808,826
Inventories, net	15,683,581
Prepaid expenses	1,005,833
Total current assets	17,680,026
Property, vineyards, plant and equipment, net	12,343,256
Assets held-for-sale	10,524,269
Other assets, net	290,348
Intangible assets	21,269
Total assets	$40,859,168

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Note payable in default		$4,492,500
Accounts payable - trade		5,030,050
Other accrued expenses and liabilities		2,078,277
Accrued interest payable		6,127,765
Notes payable, short term		10,202,238
Financial instrument derivatives		35,634,682
Total current liabilities		63,565,512
Notes payable - long term		16,509,494
Total liabilities		80,075,006
Shareholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of June 30, 2007		7,520
Additional paid-in capital		52,305,408
Accumulated deficit:
Accumulated deficit as of December 31, 2006	(89,793,183)
Loss for the six-month period ended June 30, 2007	(1,735,583)
Total accumulated deficit		(91,528,766)

Total shareholders' deficit		(39,215,838)

Total liabilities and shareholders' deficit		$40,859,168

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Month and Six Month Periods Ended June 30, 2007 and 2006

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$5,003,439	$4,259,192	$6,962,239	$8,018,701
Cost of goods sold	2,340,861	2,602,456	3,577,143	4,955,418
Gross profit	2,662,578	1,656,736	3,385,096	3,063,283
Operating expenses from continuing operations:
Sales and marketing	741,842	1,329,065	1,523,250	7,064,742
General and administrative	857,158	1,080,179	1,573,309	6,269,676
Legal fees	-	424,353	-	687,873
Employee stock compensation expense	-	191,250	-	13,277,250
Total operating expenses	1,599,000	3,024,847	3,096,599	27,299,541
Profit / (loss) from continuing operations	1,063,578	(1,368,111)	288,537	(24,236,258)
Other expense from continuing operations:
Interest expense	(1,066,273)	(1,203,714)	(1,882,521)	(6,659,058)
Interest expense - original issue discount accretion	-	(3,777,557)	-	(12,739,378)
Interest expense - derivative financial instruments	-	(374,133)	-	(6,245,007)
Total interest expense	(1,066,273)	(5,355,404)	(1,882,521)	(25,643,443)
Gain / (loss) on financial instrument derivatives	-	32,279,546	-	(43,324,879)
Other expense	(119,822)	(40,623)	(141,599)	-
Total other income (expense) from continuing operations	(1,186,095)	26,883,519	(2,024,120)	(68,968,322)
Income (loss) from continuing operations	$(122,518)	$25,515,406	$(1,735,583)	$(93,204,580)
Discontinued operations:
Loss from discontinued operations	-	-	-	(2,491,689)
Loss on disposal of discontinued operations	-	-	-	(900,000)

Net income (loss)	$(122,518)	$25,515,406	$(1,735,583)	$(96,596,269)

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Month and Six Month Periods Ended June 30, 2007 and 2006

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$(0.02)	$(3.91)	$(0.26)	$(26.22)
Discontinued operations	-	-	-	-
Net income (loss) per common share - basic	$(.02)	$(3.91)	$(0.26)	$(26.22)
Diluted:
Income (loss) from
Continuing operations	(.01)	1.29	(.09)	(24.67)
Discontinued operations	-	(0.17)		(0.90)
Net income (loss) per common share - diluted	$(.01)	$1.12	$(.09)	$(25.57)
Weighted average number of common shares - basic	6,619,389	6,519,698	6,619,389	3,778,249
Weighted-average number of common shares assuming dilution	19,804,833	19,773,335	19,804,833	3,778,249

The accompanying notes are an integral part of the financial statements.

 360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Six Month Periods Ended June 30, 2007 and 2006

	For the Six-Month Period Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,735,583)	$(96,596,269)
Net loss from discontinued operations	-	(3,391,689)
Net loss from continuing operations	(1,735,583)	(93,204,580)

Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	172,123	(86,419)
Decrease in the allowance for bad debts		(769)
Non-cash interest expense	-	10,337,019
Accretion of original issue discount interest expense	-	13,051,922
Securities issued for services	-	22,123,329
Loss on financial instrument derivatives	-	43,324,879
Adjustments to net income of continuing operating activities	172,123	88,749,961
Adjustments to reconcile net loss from discontinued operations to cash provided:
Change in net assets of discontinued operations	-	(93,813)
Adjustments to net income of discontinued operations activities	-	(93,813)

Decrease (increase) in assets:
Accounts receivable	162,069	209,548
Inventories	60,401	1,114,936
Prepaid expenses	(528,924)	(436,055)
Other current assets		128,540
Increase (decrease) in liabilities:
Accounts payable-trade	(1,588,305)	(1,743,560)
Accrued expenses	791,230	3,163,206
Cash used by continuing operations	(1,103,529)	2,436,615
Cash used by discontinued operations	-	-
Cash used in operating activities	(2,666,989)	(5,503,506)
Cash flows used in investing activities:
Sale of bottling equipment	-	282,397

Cash used in investing activities	-	282,397
Cash flows provided by (used in) financing activities:
Sale of common stock	$-	$250,000
Proceeds from notes payable	2,699,965	4,936,829
Payment on notes payable
Repayment of note payable not representing unamortized discount	-	(44,793)
Cash flow provided by continuing operations financing activities	2,699,966	5,192,036
Net increase (decrease) in cash	32,976	(29,073)
Cash at beginning of period	148,810	129,005
Cash at end of period	$181,786	$99,932
-

The accompanying notes are an integral part of the financial statements

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Six Month Periods Ended June 30, 2007 and 2006

Supplemental Disclosure of Cash Flow Information

For the Six-Month Period Ended
	June 30, 2007	June 30, 2006
Cash paid during the fiscal years for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Transactions

Debt conversion:
Conversion of notes payable	$-	$9,426,339
Issuance of common stock	$-	$(9,426,339)

Identification of assets held-for-sale:
Increase of assets held-for-sale	$-	$12,524,269
Decrease in fixed assets	$-	$(5,925,000)
Decrease in natural resource	$-	$(6,599,269)

Creation of financial instrument derivatives:
Origination of financial instrument derivatives	$-	$(8,287,548)
Decrease in the debt instruments resulting from the related financial instrument derivatives	$-	$8,287,548

Investment in discontinued operation:
Issuance of note payable	$-	$(2,400,000)
Non-cash portion of discontinued operation acquisition	$-	$(2,400,000)

Other

Reconciliation of cash used by discontinued operations:
Net loss from discontinued operations	$-	$(3,391,689)
Loss from discontinued operations	$-	$2,306,187
	$-	$(1,085,502)

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

1.	Business and the Basis of Presentation

Description of Business

The Company operates a winery and is a marketer of premium wine brands. The Company's growth has been predominantly through acquisitions. Through these acquisitions and others anticipated in the future, the Company believes that it can become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the alcoholic wine category; (3) strengthening its relationships with wine wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capabilities; and (6) acquiring additional viticulture management, marketing and operational and research and development expertise.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by 360 Global Wine Company and its subsidiaries (the “Company”), without audit, pursuant to Rule 310 of Regulation SB applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted as permitted by Rule 310 of Regulation SB. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (Note 2). Results of operations for interim periods are not necessarily indicative of annual results.

On March 7, 2007, the Company and its subsidiaries filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of Nevada, in Reno, Case No. 07-50205-GWZ and 07-50206-GWZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company intends to emerge from bankruptcy and continue its business. The Company will require the raising of capital through the issuance of DIP notes and common stock, which will significantly dilute the ownership percentages of existing shareholders as of December 31, 2007.

2.	Corrections

   None

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the consolidated financial statements of Kirkland Knightsbridge, LLC (a California limited liability company) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and the subsidiary as a discontinued operation (Note 4).

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

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

The financial statements include some amounts that are based on managements best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of securities used as employee compensation and for services, the valuation of securities used in business combinations, the allocation of the purchase price in business combinations, the issuance of debt and equity security instruments, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Revenue Recognition

The Company’s primary streams of wine revenue include:

Commission sales

Retail sales

Catalog sales

E-commerce sales

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

Cost of Goods Sold

The types of costs the Company included in cost of goods sold for its wine products are raw materials, packaging materials, vinting costs, plant administrative support and overhead subject to inclusion in inventory, and freight and warehouse costs (including distribution network costs) for the winery operations. Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Selling, General and Administrative Costs

Costs included in selling and general and administrative expenses consist predominately of advertising, promotion, and non-manufacturing administrative overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred, shown or distributed. Prepaid advertising costs at June 30, 2007 were immaterial. Advertising costs for the three-month and six month periods ended June 30, 2006 were $1,906 and $1,945, respectively.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of June 30, 2007, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within a period of 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted to $808,826 at June 30, 2007 and reflected a $4,433 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the premium wine economy and the industry as a whole. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments. Notes payable and convertible notes payable have been recorded at their fair value based upon the Company’s recognition of the notes payable and convertible notes payable net of related original issue discount (“OID”) and beneficial conversion features ("adjustments"). This OID results from warrants and embedded beneficial conversion features related to the debt instruments. The Company recognized financial instrument derivatives at the time of issuance. The accretion of OID is recognized as an expense over the initial life of the convertible promissory note as an adjustment of the effective interest rate. Financial instrument derivatives related to debt transactions are initially recorded at their fair value. The stock value guarantee is recorded at the maximum face value of the guarantee (Note 9).

Inventories

Bulk wine and cased wine goods are stated at the lower of average cost, which approximates first-in, first-out (“FIFO”) method, or market value. Inventories of supplies are stated at the lower of FIFO cost. Costs associated with the current years unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized crop costs amounted to $68,714 and $209,678 for the three-month and six-month periods ended June 30, 2007, respectively.

At June 30, 2007, inventory consisted of the following:

June 30, 2007
Bottling Materials	$292,367
Finished goods	5,493,567
Bulk wines	9,307,520
Retail products	590,127

Total	$15,683,581

Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold within one year. Each specific grape crop harvested is pressed into a single production unit ("vintage"). However, each vintage is not sold entirely in a single year. Inventories of each years vintage are normally carried over and sell for several years after their initial pressing.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Property, Vineyards, Plant and Equipment

Property, vineyards, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation and amortization expenses are computed using the straight-line method over the estimated lives of the related assets, as follows:

Years

Land improvements	25
Vineyards	25
Buildings	40
Cooperage	40
Equipment	3 - 7

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

Long-lived assets, including property, vineyards, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying values of the assets are reduced to its fair value.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

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

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through December 31, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $0 and $2,491,689 for the six -month ended June 30, 2007 and June 30, 2006, respectively. The carrying value of the Company's investment in KKLLC joint venture at December 31, 2006 had been reduced to zero.

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

5.	Assets Held-For-Sale

In April 2006, in connection with its strategies planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale.

An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at June 30, 2007 amount to $10,524,269. This estimate of the amount anticipated to be realized on their disposition is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainder allocable to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and had been dormant for more than two years prior to its acquisition. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction with a note face value of $39,338,463 as of June 30, 2007 (Note 7).

6.	Property and Equipment

Property and equipment at June 30, 2007 consisted of the following:

June 30, 2007
Land	$3,729,039
Cultivated land	777,250
Buildings, improvements and equipment	8,761,152
Total property and equipment	13,267,441
Less: accumulated depreciation and amortization	(924,185)
Property and equipment, net	$12,343,256

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable

 Notes Payable in Default

Notes payable in default consists of the following at June 30, 2007:

	Principal	OID	Net
Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, and due in April 2006 and has not been paid as of May 18, 2007	$4,492,500	$-	$4,492,500
Notes payable - in default	$4,492,500	$-	$4,492,500

Notes payable in default OID accretion for the six months ended June 30, 2007, were $846,154.

Short-Term Notes Payable

Short-term notes payable consists of the following at June 30, 2007:

	Principal	OID	Net
Promissory notes payable to 1 individual and 1 entity
Unsecured, with interest rates ranging from 6% to 10% per annum
(10%-19% default)	$545,000		$545,000

Short-term notes payable to 13 individuals from a
March 2006 private placement, with an interest rate of 9% per annum and an effective interest rate of 21% at December 31, 2006	$654,500	$(4,711)	$649,789

Note payable - line of credit	$8,581,274		$8,581,274
Note payable - Other	$(892)	-	$(892)

Short-term notes payable	$1,612,283	$(4,711)	$1,607,572

Short-term notes payable original issue discount accretion for the six-month periods ended June 30, 2007 and 2006 was $0 and $158,824, respectively

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Short-Term Notes Payable, Continued

Convertible Notes Payable issued with Stock Purchase Warrants

In March and April 2006 in a private placement to qualified buyers and accredited investors, the Company sold 10 Ѕ Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $262,500 were allocated $140,163 to the warrants and $122,337 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On June 30, 2007, the unamortized discount on the notes was $86,228.

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt

Long-term debt consists of the following at June 30, 2007:
Long-term debt consists of the following at December 31, 2006:

	Principal	OID	Net
Secured note payable
Subordinated note payable, secured, convertible into shares
of common stock at any time prior to maturity, with an interest rate of prime plus 2% per annum with a minimum interest rate
of 8% per annum, due in July 2008	$35,290,000	$(18,912,410)	$16,377,590

Notes payable with four expiration dates ranging between
2006 and 2011 with interest rates ranging between 4.8%
and 10.5% per annum. All notes are secured by operating
equipment	$131,904	$-	$131,904

Long-term note payable, secured	$35,421,904	$(18,912,410)	$16,509,494

Long term debt OID accretion for the three month periods ended June 30, 2007 and June 30, 2006 was $0 and $3,695,034 respectively and for the six-month periods ended June 30, 2007 and June 30, 2006, $0 and $12,651,137 respectively.

Future maturities of long-term debt are as follows as of June 30, 2007:

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The holders of the notes and warrants have registration rights that require the Company to file a registration statement with the SEC to register for resale the common stock issuable upon conversion of the note or the exercise of the warrants. Because the ability to register the shares to be issued upon exercise and conversion is deemed to be outside the control of the Company, the initial fair value of the warrants and the initial fair value of the embedded conversion feature of the note were recorded as a financial instrument derivative liability and are marked-to-market at the end of each reporting period. As of August 14, 2007, that registration statement was not effective.

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Conversion
Assumption	Feature		Warrants
Term	2 or 3 years		5 years
Risk free interest rate	7.5%	[1]	3.42%-4.71%
Volatility	86.6%-189.6%		134.2%-164.5%
Dividend yield	-		-

The initial estimated fair values of the conversion features and the warrants were:

Fair
Financial Instrument Derivative	Value
Conversion feature:
$1,500,000 (October 2003)	$2,574,500
$2,000,000 (December 2003)	2,000,222
$5,500,000 (April 2004)	3,656,583
Warrants:
Issued with $1,500,000 note (October 2003)	1,437,317
Issued with $2,000,000 note (December 2003)	2,317,980
Issued with $5,500,000 note (April 2004)	13,756,349

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued
Gryphon Master Fund, Continued
September 30, 2006	Conversion Feature	$-	$2,142,857
September 30, 2006	Warrants	149,622	69,209

Balance, September 30, 2006		$149,622	$2,212,066

December 31, 2006	Conversion Feature	$-	$2,142,857
December 31, 2006	Warrants	149,622	69,209

March 31, 2007	Conversion Feature	-	-
March 31, 2007	Warrants	-	-

June 30, 2007	Conversion Feature	-	-
June 30, 2007	Warrants	-	-

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each period-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance		OID
Period Ended	of Note		Balance	Expense
December 31, 2003	$3,500,000		$3,379,121	$120,879
December 31, 2004	5,500,000		3,596,154	5,282,967	[3]
December 31, 2005	5,500,000	[4]	8,461,554	2,750,000
March 31, 2006	5,000,000		158,654	687,500
June 30, 2006	5,000,000	-	158,654
September 30, 2006	4,492,500	-	-
December 31, 2006	4,492,500	-	-
March 31, 2007	4,492,500	-	-
June 30, 2007	4,492,500	-	-

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

The loan is in default and the Company is negotiating settlement terms as of November 20, 2006. Gryphon converted $507,500 of the principal of the note during the quarter ended September 30, 2006, in to 145,000 shares at a conversion price of $3.50. The entire amount is shown in notes payable in default on the balance sheet as of June 30, 2007.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving note agreement with Laurus Master Fund, Ltd (“Laurus”). Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and were originally convertible into shares of the Company's common stock at $37.50 per share. The Company did not draw on the revolving note until February 2006. In March 2006, in connection with the drastic decrease in the Company's stock price, the conversion price of the convertible note was reduced to $3.50 per share which upon conversion could result in the issuance of 9,857,143 shares of the Company's common stock. The conversion price of the revolving note was also reduced to $3.50 per share. Upon conversion the maximum loan balance would result in the issuance of 857,143 shares. Also in March 2006, the amount available for borrowing on the revolving note was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share. Laurus converted $210,000 of the principal of the note during the quarter ended September 30, 2006, into 60,000 shares at a conversion price of $3.50.

The note provides for monthly payments based on daily interest rates and a structured schedule of principal repayment. The average monthly payment for the year ended December 31, 2005 on the $34,500,000 note was $314,316. The securities underlying the notes are subject to a registration rights agreement that requires the Company to file a registration statement and have it declared effective. As of August 14, 2007, that registration statement was not effective. The registration rights agreement provides for liquidated damages for the failure of the registration statement to become effective. The effect of non-compliance with the terms of the registration rights agreement results in a charge of liquidated damages of 2% of the outstanding balance of the notes per month.

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:
Conversion
Assumption	Feature		Warrants
Term	3 years		5 years
Risk free rate	8.25% - 9.75%	[1]	4.13% - 4.78%
Volatility	160.3% - 181.7%		161.1% - 168.4%
Dividend yield	-		-
[1] Interest rate is the stated rate of the note

The initial estimated fair values of the conversion feature, warrants and the common shares issued as an inducement were:
Fair
Financial Instrument Derivative	Value
Conversion feature:
$34,500,000 note (July 2005)	$34,237,800
$3,000,000 line of credit (upon borrowing Feb 2006)	318,563
$1,500,000 line of credit increase (upon borrowing March 2006)	2,172,748
$300,437 borrowing on the line of credit (April 2006)	562,037
$42,210 borrowing on the line of credit (May 2006)	56,047
$207,799 borrowing on the line of credit (June 2006)	306,502
Warrants:
Issued with $34,500,000 note (July 2005)	11,531,157
Issued with $1,500,000 line of credit increase (March 2006)	4,871,652
Common shares issued as inducement:
Issued with $34,500,000 note (July 2005)	1,048,332
[2] The Company initially borrowed an additional $1,173,532

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7. Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during each period are as follows:

	Financial
Instrument	Period
Year Ended:	Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	1,973,400	32,264,400
	Warrants	967,796	10,563,361
Balance, December 31, 2005		2,941,196	42,827,761

Subsequent Quarter Ended:

March 31, 2006	Conversion Feature	71,664,765	(67,200,054)
March 31, 2006	Warrants	6,877,198	(1,037,751)
Balance, March 31, 2006		78,541,963	(68,237,805)

June 30, 2006	Conversion Feature	47,186,277	25,393,587
June 30, 2006	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		51,534,674	27,922,389

September 30, 2006	Conversion Feature	31,478,599	15,707,678
September 30, 2006	Warrants	3,186,336	1,162,061
Balance, September 30, 2006		34,664,935	16,869,739

Balance, December 31, 2006	Conversion Feature	31,478,599	-
	Warrants	3,186,336	-
		34,664,935	-

March 31, 2007	Conversion Feature	-	-
	Warrants	-	-

June 30, 2007	Conversion Feature	-	-
	Warrants	-	-

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

	Instrument
Period End	Liability	Balance	Gain

June 30, 2006	Conversion feature	47,186,277	25,393,587
	Warrants	4,348,397	2,528,802
Balance, June 30, 2007		51,534,674	27,922,389

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal
	Balance of	OID
Period End	Note	Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date:
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869

June 30, 2006	$34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance, June 30, 2006	$38,808,452	$24,630,242	$3,454,990

September 30, 2006	$34,290,000	$20,297,060	$2,892,500
	4,314,158	1,245,621	195,061
Balance, September 30, 2006	$38,604,158	$21,542,681	$3,087,561

Balance, December 31, 2006	$38,604,158	$18,424,071	$10,515,489

Balance, March 31, 2007	$38,604,158	$-	$-

Balance, June 20, 2007	$38,604,158	$-	$-

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

Managements Plan

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8.	Commitments and Contingencies, Continued

Litigation and Disputes

As part of the Chapter Eleven bankruptcy protection, all outstanding litigation is currently stayed. The litigation that was outstanding at the time of the company’s filing includes the following.

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. As of the date of the filing of this Quarterly Report on Form 10-QSB, to the best of managements knowledge and belief, the Company faces legal action, either actual or potential, as follows:

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

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counter claims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2007 and June 6, 2007) As of this date, the Company has made two payments of the settlement.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8.	Commitments and Contingencies, Continued

Wall Street Communications Suit, Continued

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

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. The trial date scheduled for November 6, 2006 was adjourned indefinitely.On November 15, 2006, Mr. Shane moved for partial Summary Judgment with respect to his breach of contract claim. This motion will be fully submitted on December 21, 2006.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8.	Commitments and Contingencies, Continued

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

9.	Related Party

10.	Income Taxes

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

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

Other Information

On March 7, 2007 (the “Petition Date”), we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described above) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.

Overview

The Company operates a winery and is a marketer of premium wine brands. The Company markets premium Italian and Californian wines as wells as premium food products to visitors at its strategically located Italian Villa and retail Marketplace in Viansa. The Company's growth has been predominately through acquisitions. Through these acquisitions and others anticiapted in the future, the Company believes that it can become more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the alcoholic wine category; (3) strenghtening its relationships with wine wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capapbilities; and (6) acquiring additional viticulture managment, marketing and operational and research and development expertise.

Viansa’s Vineyard, Villa, and Italian Marketplace

Viansa’s Vineyard, Villa, and Italian Marketplace are crucial assets in developing and growing Viansa’s revenues. A geographic competitive advantage plus the unsurpassed natural beauty of the hilltop Villa and Marketplace, has made Viansa the “must see” vineyard for visitors to California wine country. With approximately 250,000 visitors annually it is the most popular vineyard destination for tourists and visitors to California wine country. The location and popularity of Viansa are competitive advantages that allows the Company to bypass the conventional three tiered wine and alcohol distribution model used by a majority of its competitors. Its popularity results from a combination of unsurpassed natural beauty, very high quality proprietary wines, and its proximity to San Francisco (it is only 45 minutes by car from the city). This geographic advantage is significant because it makes Viansa an ideal destination for special events such as weddings and corporate gatherings as well as for people that want to make a day trip to California wine country and then return to San Francisco. Visitors to San Francisco for conventions, business, or personal reasons often need to return to the city the same day making visits to most Napa and Sonoma vineyards virtually impossible. Also, Viansa has always stressed the combination or pairing of food and wine and it is one of the few Napa or Sonoma vineyards that serve food like a restaurant.

Viansa sells its entire production of wine directly to consumers in the Marketplace. In addition, Viansa converts a significant percentage of  its visitors into long term members of its wine club (the “Wine Club” or the “Tuscan Club”). Viansa has one of the largest wine clubs in the US with over 11,000 members. Viansa currently produces over 50,000 cases of wine annually including 12 different Italian varietals and 11 California varietals. In 2007, approximately, 50% of sales are to wine club members and 50% are on site at the Marketplace. The company also engages in catalog and e-commerce sales and has built a significant customer base primarily through the conversion of its visitors into long term customers.
The Villa is situated on 250 acres of land located on a picturesque hillside in the southernmost tip of Sonoma Valley, overlooking magnificent vineyards, rolling hills, and Viansa’s own 90 acre wetlands. Viansa's tile-roofed Tuscan Villa sits on a hilltop surrounded by olive trees and vineyards, overlooking Viansa's 90-acre waterfowl preserve, which has drawn acclaim from environmental groups across the nation. Outfitted with hand-painted murals, massive beams and Italian marble, the villa exudes Tuscan charm. The extensive grounds are planted with Italian cypresses and stone pines.  As such, Viansa is consistently booked to capacity with events for most months of the year, as is the case with 2007.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Revenues

Revenues for the second quarter ended June 30, 2007, were $6,962,239 as compared to $4,259,192 for the fiscal quarter ended June 30, 2006. This is an increase of $2,703,047 or 63%. Our Villa retail sales were 26% above 2005 sales for the same six-month period.  This increase is a direct result of having adequate inventory available to sell versus lower levels of available inventory last year.  The Tuscan Club revenue experienced an 11% reduction when compared to the same period in 2006.  This is a direct result of our inability to ship to our club members during the first three months of 2007 due to the lack of cash to pay for product and services.  As of June 30, 2006, we have successfully fulfilled all Tuscan Club orders from January through June 2007.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2007, was $3,577,143, compared to $4,455,418 for the quarter ended June 30, 2005. This is a decrease of $878,275.  As a percentage of sales,  the  June 30, 2007 substantially decrease by 10.4% when compared to June 30, 2006.  This a direct result of lower costing wines being sold this year versus last year.

Gross Profit

Gross profit of $3,385,096 in the second quarter of 2006 compared favorably with gross profit of $3,063,283  in the prior year’s second quarter. This improvement in gross profit was due to the depletion of higher costing wines during 2006.

Sales and Marketing Expense
Sales and marketing expenses for the quarter ended June 30, 2007 were $1,523,250. The June 30, 2007 expense has been dramatically reduced by $5,541,492, June 30, 2006 $7,064,742, as a direct result of eliminating expenses relating to Indy car sponsorship and advertising.  All sales and marketing costs were reviewed after our filing of bankruptcy on March 7, 2007 and were either reduced, reallocated or eliminated.

General and Administrative Expense
General and administrative expenses for the fiscal quarter ended June 30, 2007 were $1,573,309 resulting in a 22.6% of sales ratio. For the same quarter in 2006, the general and administrative expenditures were $6,269,676 resulting in a higher percent of sales ratio of 78.2%. .  This reduction was accomplished by reducing the number of executive managers on staff, discontinuing operations and closing the Connecticut office, reduction of professional fees and associated costs relating to seeking equity investors

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Operating Loss with detail of Non-Cash items

During the first six months of 2007, the Company recorded a profit from continuing operations of $288,537 compared to a loss of $24,236,258 for the quarter ended June 30, 2006.

At June 30, 2007, we do not segment our business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

Interest and Other Expense

Total interest expense was $1,882,521 during the six-month period in 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Cash used in operating activities for the six-month period ended June 30, 2007 was $82,650. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the six-month period ended June 30, 2007 was $2,697,648.  The cash provided from financing activities was primarily a result a securing a 5,000,000 Debtor in Possession loan during the period.

Investing Activities

There were no material investments of cash during the second quarter of 2007.

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

Capital Expenditures

Capital expenditures in thesix month period ended June 30, 2007 and June 30, 2006 were $0.00.

Managements Strategy and Plan for the Future

The Company’s strategy is to expand domestically and internationally the Tuscan Wine Club, reduce shipping costs by expanding internal shipping capabilities, expand production of high quality food products to increase margins, increase internal and third party grape growing and wine production capacity, improve wine quality to the very highest standard, improve margins on special events by improving the quality of our event facility, and expand e-commerce and catalog sales.

The Company will continue to market its brands directly to consumers and its wine club. The company does not plan to enter the retail three tiered distribution.

Item 3.  CONTROLS AND PROCEDURES

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

To mitigate this weakness, the Company engaged a consultant to assist with the preparation of the financial restatements of prior years and other accounting issues. This consultant was not paid on a timely basis and subsequent to the bankruptcy filing has refused to cooperate with new management or deliver working papers and accounting work completed during 2006. Since March of 2007, management terminated several of our accounting staff and hired two new individuals to assist with the preparation of the financial statements, SEC reports, US Trustee reports, and other accounting issues.

In conducting our assessment of internal control over financial reporting, we have also identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees.

In connection with the preparation of our Annual Report on Form 10-KSB for fiscal year 2006, management has identified material weakness in the operations of the Company’s internal control. The material weakness as it relates to, among other things, the completeness of the review and inadequate consideration in the application of many technical interpretations of generally accepted accounting principles as evidenced by adjustments in several areas.

As a result of this material weakness, new management has concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

 Our management will continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies, engaging third-party financial and financial system consultants, and improving standards. Accordingly, the material weaknesses may not have all been identified and are not yet remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls, or to remediate the material weakness, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Our ability to implement any improvements in these areas will be limited by our human and financial resources.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that are likely to materially affect, or is likely to materially effect, the Company’s internal control over financial reporting.

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

Chapter 11 Proceedings

On March 7, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business.

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

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counter claims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has been dismissed. Under the settlement, the Company shall pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006) As of this date, the Company has made the first two scheduled payments.

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

GE Capital

General Electric Capital Corporation (“GE Capital”) has filed a lawsuit against Viansa in connection with Viansa’s failure to make payments on certain equipment leases. Viansa was delinquent on the lease payments and GE Capital declared the Company to be in default thereby making the entire outstanding amounts due and payable. Samuel J. Sebastiani, as trustee under the Samuel and Victoria K. Sebastiani Revocable Trust was also named as a co-defendant. The litigation is at a very early stage.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity security issued during the quarter.

Item 3. Defaults upon Senior Securities

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

The Company has been named the debtor-in-possessor for the bankruptcy proceedings, and all contractual rights of the note holders have been stayed by Federal Bankruptcy court.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification by Chief Executive Officer and Principal Financial and Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

360 Global Wine Company

Dated: August 20, 2007	By:	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer and Principal Financial and Accounting Officer