Form 10QSB/A
period 2007-06-30
360 GLOBAL WINE CO
filed 2007-09-11
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares of common stock outstanding as of September 11, 2007 was 8,619,389.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

360 GLOBAL WINE COMPANY

360 Global Wine Company and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$181,786
Accounts receivable - trade, net	808,826
Inventories, net	15,683,581
Prepaid expenses	1,005,833
Total current assets	17,680,026
Property, vineyards, plant and equipment, net	12,343,256
Assets held-for-sale	10,524,269
Other assets, net	290,348
Intangible assets	21,269
Total assets	$40,859,168

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Note payable in default		$4,492,500
Accounts payable - trade		5,030,050
Other accrued expenses and liabilities		2,378,277
Accrued interest payable		6,127,765
Notes payable, short term		10,202,238
Financial instrument derivatives		35,634,682
Total current liabilities		63,865,512
Notes payable - long term		16,509,494
Total liabilities		80,375,006
Shareholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of June 30, 2007		7,520
Additional paid-in capital		52,305,408
Accumulated deficit:
Accumulated deficit as of December 31, 2006	(89,793,183)
Loss for the six-month period ended June 30, 2007	(2,035,583)
Total accumulated deficit		(91,828,766)

Total shareholders' deficit		(39,515,838)
Total liabilities and shareholders' deficit		$40,859,168

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Month and Six Month Periods Ended June 30, 2007 and 2006

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$5,003,439	$4,259,192	$6,962,239	$8,018,701
Cost of goods sold	2,340,861	2,602,456	3,577,143	4,955,418
Gross profit	2,662,578	1,656,736	3,385,096	3,063,283
Operating expenses from continuing operations:
Sales and marketing	741,842	1,329,065	1,523,250	7,064,742
General and administrative	857,158	1,080,179	1,573,309	6,269,676
Legal fees	-	424,353	-	687,873
Employee stock compensation expense	-	191,250	-	13,277,250
Total operating expenses	1,599,000	3,024,847	3,096,599	27,299,541
Profit / (loss) from continuing operations	1,063,578	(1,368,111)	288,537	(24,236,258)
Other expense from continuing operations:
Interest expense	(1,066,273)	(1,203,714)	(1,882,521)	(6,659,058)
Interest expense - original issue discount accretion	-	(3,777,557)	-	(12,739,378)
Interest expense - derivative financial instruments	-	(374,133)	-	(6,245,007)
Total interest expense	(1,066,273)	(5,355,404)	(1,882,521)	(25,643,443)
Gain / (loss) on financial instrument derivatives	-	32,279,546	-	(43,324,879)
Extraordinary expense	(300,000)		(300,000)
Other expense	(119,822)	(40,623)	(141,599)	-
Total other income (expense) from continuing operations	(1,486,095)	26,883,519	(2,324,120)	(68,968,322)
Income (loss) from continuing operations	$(422,517)	$25,515,406	$(2,035,583)	$(93,204,580)
Discontinued operations:
Loss from discontinued operations	-	-	-	(2,491,689)
Loss on disposal of discontinued operations	-	-	-	(900,000)
Net income (loss)	$(422,517)	$25,515,406	$(2,035,583)	$(96,596,269)

The accompanying notes are an integral part of the financial statements.

360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Month and Six Month Periods Ended June 30, 2007 and 2006

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$(.06)	$(3.91)	$(.31)	$(26.22)
Discontinued operations	-	-	-	-
Net income (loss) per common share - basic	$(.06)	$(3.91)	$(.31)	$(26.22)
Diluted:
Income (loss) from continuing operations	(.02)	1.29	(.10)	(24.67)
Discontinued operations	-	(0.17)	-	(0.90)
Net income (loss) per common share - diluted	$(.02)	$1.12	$(.10)	$(25.57)
Weighted average number of common shares - basic	6,619,389	6,519,698	6,619,389	3,778,249
Weighted-average number of common shares assuming dilution	19,804,833	19,773,335	19,804,833	3,778,249

The accompanying notes are an integral part of the financial statements.

 360 Global Wine Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For Each of the Six Month Periods Ended June 30, 2007 and 2006
	For the Six-Month Period Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(2,035,583)	$(96,596,269)
Net loss from discontinued operations	-	(3,391,689)
Net loss from continuing operations	(2,035,583)	(93,204,580)

Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	172,123	(86,419)
Decrease in the allowance for bad debts		(769)
Non-cash interest expense	-	10,337,019
Accretion of original issue discount interest expense	-	13,051,922
Securities issued for services	-	22,123,329
Loss on financial instrument derivatives	-	43,324,879
Adjustments to net income of continuing operating activities	172,123	88,749,961

Adjustments to reconcile net loss from discontinued operations to cash provided:
Change in net assets of discontinued operations	-	(93,813)
Adjustments to net income of discontinued operations activities	-	(93,813)

Decrease (increase) in assets:
Accounts receivable	162,069	209,548
Inventories	60,401	1,114,936
Prepaid expenses	(528,924)	(436,055)
Other current assets		128,540
Increase (decrease) in liabilities:
Accounts payable-trade	(1,588,305)	(1,743,560)
Accrued expenses	1,091,230	3,163,206
Cash used by continuing operations	(803,529)	2,436,615
Cash used by discontinued operations	-	-
Cash used in operating activities	(2,666,989)	(5,503,506)
Cash flows used in investing activities:
Sale of bottling equipment	-	282,397
Cash used in investing activities	-	282,397
Cash flows provided by (used in) financing activities:
Sale of common stock	$-	$250,000
Proceeds from notes payable	2,699,965	4,936,829
Payment on notes payable	-	-
Repayment of note payable not representing unamortized discount	-	(44,793)
Cash flow provided by continuing operations financing activities	2,699,966	5,192,036
Net increase (decrease) in cash	32,976	(29,073)
Cash at beginning of period	148,810	129,005
Cash at end of period	$181,786	$99,932

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

Description of Business

360 Global Wine Company ( “360” or the “Company”), through a wholly owned subsidiary, 360 Viansa LLC, purchased Viansa Winery and Italian Marketplace, located in the Sonoma Valley of California in July of 2005. The company markets premium Italian and Californian wines as well as premium food products to visitors at its strategically located vineyard, Italian Villa, tasting rooms, retail marketplace, restaurant, and special event facility (collectively, the “Villa” or “Vineyard” or “Marketplace”). A geographic competitive advantage plus the unsurpassed natural beauty of the hilltop Vineyard and Marketplace, has made Viansa the “must see” vineyard for visitors to California wine country. Approximately 250,000 visitors a year makes Viansa the most popular destination vineyard in California. The location and popularity of Viansa are a competitive advantage that allows the Company to bypass the conventional three tiered wine and alcohol distribution model used by a majority of its competitors. Viansa sells its entire production of wine directly to consumers in the Marketplace. In addition, Viansa converts a significant percentage of its visitors into long term members of its wine club (the “Wine Club” or the “Tuscan Club”). Viansa has one of the largest wine clubs in the United States with over 11,000 members. Viansa currently produces over 50,000 cases of wine annually including 12 different Italian varietals and 11 California varietals. In 2007, approximately, 50% of sales are to wine club members and 50% are on site at the Marketplace. The company also engages in catalog and e-commerce sales and has built a significant customer base primarily through the conversion of its visitors into long term customers. The Company’s strategy is to expand the Wine Club domestically and internationally, reduce shipping costs, expand internal food production, as well as increase internal wine production capacity.

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

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of securities used as employee compensation and for services, the valuation of securities used in business combinations, the allocation of the purchase price in business combinations, the issuance of debt and equity security instruments, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Revenue Recognition

The Company’s primary streams of wine revenue include:

Special events

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of June 30, 2007, the Company did have a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation. However, the Company does not feel that the excess amount is at risk.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation,” under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. The Company recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

4.	Discontinued Operations, Continued

Kirkland Knightsbridge, LLC, Continued

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

6.	Property and Equipment

Property and equipment at June 30, 2007 consisted of the following:

June 30, 2007
Land	$3,729,039
Cultivated land	777,250
Buildings, improvements and equipment	8,761,152
Total property and equipment	13,267,441
Less: accumulated depreciation and amortization	(924,185)
Property and equipment, net	$12,343,256

7.	Notes Payable

Notes Payable in Default

Notes payable in default consists of the following at June 30, 2007:

	Principal	OID	Net
Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, and due in April 2006 and has not been paid as of May 18, 2007	$4,492,500	$-	$4,492,500
Notes payable - in default	$4,492,500	$-	$4,492,500

Notes payable in default OID accretion for the six months ended June 30, 2007, were $846,154.

Short-Term Notes Payable

Short-term notes payable consists of the following at June 30, 2007:

	Principal	OID	Net
Promissory notes payable to 1 individual and 1 entity
Unsecured, with interest rates ranging from 6% to 10% per annum (10%-19% default)	$1,022,283		$1,022,283

Short-term notes payable to 13 individuals from a March 2006 private placement, with an interest rate of 9% per annum and an effective interest rate of 21% at December 31, 2006	$602,300	$(4,711)	$597,789

Note payable - Line of credit	$6,074,513		$6,074,513
Note payable - Debtor in Possession line of credit	$2,506,761		$2,506,761
Note payable - other	$892	-	$892
Short-term notes payable	$10,206,949	$(4,711)	$10,202,238

Short-term notes payable original issue discount accretion for the six-month periods ended June 30, 2007 and 2006 was $0 and $158,824, respectively.

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

Convertible Notes Payable issued with Stock Purchase Warrants

In March 2006 in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company's common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On June 30, 2007, the unamortized discount on the notes was $4,711.

Note Payable Debtor-in-Possession

In June 2007, the Company established a $5,000,000 Debtor-in-Possession secured revolving note with Croesus Corporation. The note matures December 31, 2007 and has an interest rate of prime rate plus three percent (3%). Interest is payable on the maturity date.

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

During 2004, in connection with the additional loan of $2,000,000 from Gryphon, the Company reduced the exercise price of the warrants previously issued to Gryphon in 2003 to $105 per share, and issued Gryphon and a placement agent the following additional warrants to purchase shares of its common stock:

	Number of Warrants
	Gryphon	Placement Agent	Price
Increase in note balance due to rewrite:
$2,000,000	10,185	933	$105.00
	33,333	-	$1.50
Total issued in 2003	43,518	933
Total issued	53,703	1,500

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

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Assumption	Feature		Warrants
Term	2 or 3 years		5 years
Risk free interest rate	7.5%	[1]	3.42%-4.71%
Volatility	86.6%-189.6%		134.2%-164.5%
Dividend yield	-		-

The initial estimated fair values of the conversion features and the warrants were:

Financial Instrument Derivative	Fair Value
Conversion feature:
$1,500,000 (October 2003)	$2,574,500
$2,000,000 (December 2003)	2,000,222
$5,500,000 (April 2004)	3,656,583
Warrants:
Issued with $1,500,000 note (October 2003)	1,437,317
Issued with $2,000,000 note (December 2003)	2,317,980
Issued with $5,500,000 note (April 2004)	13,756,349

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

Long-Term Debt, Continued

Gryphon Master Fund, Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during the period are as follows:

Year Ended:	Financial Instrument Liability	Period Balance	Gain (Loss)
December 31, 2003	Conversion Feature	$3,466,499	$1,108,223
December 31, 2003	Warrants	3,165,194	590,103
Balance, December 31, 2003		$6,631,693	$1,698,326

December 31, 2004	Conversion Feature	$1,590,000	$5,533,083
December 31, 2004	Warrants	2,611,842	14,309,702

Balance, December 31, 2004		$4,201,842	$19,842,785

December 31, 2005	Conversion Feature	$4,000	$1,586,000
December 31, 2005	Warrants	163,283	2,448,559

Balance, December 31, 2005		$167,283	$4,034,559

Subsequent Quarters Ended:
March 31, 2006	Conversion Feature	$5,742,857	$(5,738,857)
March 31, 2006	Warrants	337,586	(174,303)

Balance, March 31, 2006		$6,080,443	$(5,913,160)

June 30, 2006	Conversion Feature	$2,142,857	$3,600,000
June 30, 2006	Warrants	218,832	118,754

Balance, June 30, 2006		$2,361,689	$3,718,754

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued
Gryphon Master Fund, Continued
September 30, 2006	Conversion Feature	$-	$2,142,857
September 30, 2006	Warrants	149,622	69,209

Balance, September 30, 2006		$149,622	$2,212,066

December 31, 2006	Conversion Feature	$-	$2,142,857
December 31, 2006	Warrants	149,622	69,209
Balance December 31, 2006		$149,622	$2,212,066

March 31, 2007	Conversion Feature	$-	$-
March 31, 2007	Warrants	-	-
Balance March 31, 2007		$-	$-

June 30, 2007	Conversion Feature	$-	$-
June 30, 2007	Warrants	-	-
Balance June 30, 2007		$-	$-

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

Note Expense	OID at Issuance	Additional Interest
$1,500,000 (2003)	1,500,000	2,511,817
$2,000,000 (2003)	2,000,000	2,318,202
$5,500,000 (2004)	5,500,000	11,912,932

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

As part of the subordination to Laurus, the Company's Chief Executive Officer, at that time, transferred 20,000 of his personally-held shares of the Company's common stock to Gryphon. The fair value of these shares was $720,000 and was recorded as interest expense and additional paid in capital (Note 7 - Laurus Master Fund, Ltd.).

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

Long-Term Debt, Continued

Laurus Master Fund, Ltd.

In July 2005, the Company entered into a $34,500,000 convertible note agreement and a $3,000,000 revolving note agreement with Laurus Master Fund, Ltd. (“Laurus”). Both notes bear interest at the higher of 8% or prime plus 2%, have a three year term and were originally convertible into shares of the Company's common stock at $37.50 per share. The Company did not draw on the revolving note until February 2006. In March 2006, in connection with the drastic decrease in the Company's stock price, the conversion price of the convertible note was reduced to $3.50 per share which upon conversion could result in the issuance of 9,857,143 shares of the Company's common stock. The conversion price of the revolving note was also reduced to $3.50 per share. Upon conversion the maximum loan balance would result in the issuance of 857,143 shares. Also in March 2006, the amount available for borrowing on the revolving note was increased to $4,500,000, induced by the issuance of 650,000 warrants to purchase common stock at $3.50 per share. Laurus converted $210,000 of the principal of the note during the quarter ended September 30, 2006, into 60,000 shares at a conversion price of $3.50.

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

Note	Number of Warrants	Exercise Price
$34,500,000	166,667	$46.50
$1,500,000 increase	109,950	$0.02
	650,000	$3.50
Total warrants issued	926,617

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

Assumption	Conversion Feature		Warrants
Term	3 years		5 years
Risk free rate	8.25% - 9.75%	[1]	4.13% - 4.78%
Volatility	160.3% - 181.7%		161.1% - 168.4%
Dividend yield	-		-
[1] Interest rate is the stated rate of the note

The initial estimated fair values of the conversion feature, warrants and the common shares issued as an inducement were:

Financial Instrument Derivative	Fair Value
Conversion feature:
$34,500,000 note (July 2005)	$34,237,800
$3,000,000 line of credit (upon borrowing Feb 2006)	318,563
$1,500,000 line of credit increase (upon borrowing March 2006)	2,172,748	[2]
$300,437 borrowing on the line of credit (April 2006)	562,037
$42,210 borrowing on the line of credit (May 2006)	56,047
$207,799 borrowing on the line of credit (June 2006)	306,502
Warrants:
Issued with $34,500,000 note (July 2005)	11,531,157
Issued with $1,500,000 line of credit increase (March 2006)	4,871,652
Common shares issued as inducement:
Issued with $34,500,000 note (July 2005)	1,048,332
[2] The Company initially borrowed an additional $1,173,532.

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

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during each period are as follows:

Instrument
Year Ended:	Financial Period Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	$1,973,400	$32,264,400
December 31, 2005	Warrants	967,796	10,563,361
Balance, December 31, 2005		$2,941,196	$42,827,761

Subsequent Quarters Ended:
March 31, 2006	Conversion Feature	$71,664,765	$(67,200,054)
March 31, 2006	Warrants	6,877,198	(1,037,751)
Balance, March 31, 2006		$78,541,963	$(68,237,805)

June 30, 2006	Conversion Feature	$47,186,277	$25,393,587
June 30, 2006	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		$51,534,674	$27,922,389

September 30, 2006	Conversion Feature	$31,478,599	$15,707,678
September 30, 2006	Warrants	3,186,336	1,162,061
Balance, September 30, 2006		$34,664,935	$16,869,739

December 31, 2006	Conversion Feature	$31,478,599	$-
December 31, 2006	Warrants	3,186,336	-
Balance, December 31, 2006		$34,664,935	$-

March 31, 2007	Conversion Feature	$-	$-
March 31, 2007	Warrants	-	-
Balance, March 31, 2007		-	-

June 30, 2007	Conversion Feature	$-	$-
June 30, 2007	Warrants	-	-
Balance, June 30, 2007		$-	$-

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

7.	Notes Payable, Continued

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

Period End	Instrument Liability	Balance	Gain
June 30, 2006	Conversion feature	47,186,277	25,393,587
	Warrants	4,348,397	2,528,802
Balance, June 30, 2007		51,534,674	27,922,389

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

Long-Term Debt, Continued

Laurus Master Fund, Ltd., Continued

The original issue discount offsets the face value of the note and is accreted evenly over the life of the note. The OID balance at each year-end and the related expense during the period are as follows:

	OID Accreted Interest
	Principal Balance
Period End	of Note	OID Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date:
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869

June 30, 2006	$34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance, June 30, 2006	$38,808,452	$24,630,242	$3,454,990

September 30, 2006	$34,290,000	$20,297,060	$2,892,500
	4,314,158	1,245,621	195,061
Balance, September 30, 2006	$38,604,158	$21,542,681	$3,087,561

Balance, December 31, 2006	$38,604,158	$18,424,071	$10,515,489

Balance, March 31, 2007	$38,604,158	$-	$-

Balance, June 20, 2007	$38,604,158	$-	$-

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

2007	$536,897
2008	332,576
2009	171,293
2010 and thereafter	79,816
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

The Company is working with its investment bankers and attorneys to draft and implement a plan of reorganization to emerge from Chapter 11 bankruptcy.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8.	Commitments and Contingencies, Continued

Litigation and Disputes

As part of the Chapter 11 Bankruptcy protection, all outstanding litigation is currently stayed. The litigation that was outstanding at the time of the company’s filing includes the following.

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

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counter claims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has been dismissed. Under the settlement, the Company agreed to pay to the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2007 and June 6, 2007). Prior to its bankruptcy filing, the Company has made two payments of the settlement. No payments have been made since the bankruptcy filing in accordance with applicable bankruptcy laws.

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

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communication's claims that it was involved with the Company's financing of the Viansa acquisition and intends to defend against these claims vigorously. Discovery in the case has just begun, and no trial date has been set. The litigation has been stayed in light of the pending bankruptcy proceeding.

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which were payable either in cash or by the conversion of the underlying debt into shares of the Company's common stock at market price. As of the date of the Company's bankruptcy filing, no further payments have been made.

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

The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. The trial date scheduled for November 6, 2006 was adjourned indefinitely. On November 15, 2006, Mr. Shane moved for partial Summary Judgment with respect to his breach of contract claim. Notwithstanding the foregoing, the litigation has been stayed in light of the pending bankruptcy case.

Kirkland Knightsbridge LLC Matter

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Wine Company was wrongfully filed and that no financing statement was agreed to by KKLLC.

The Company has taken the position that the financing statement was properly authorized by KKLLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, the Company was cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

On September 19, 2006, in the Superior Court of California, County of Napa, a complaint was filed, styled, Larry Kirkland, Kirkland Ranch, LLC , a California Limited Liability Company, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants , Case No. 26-35015. As of the date of this Quarterly Report on Form 10-QSB, none of the named defendants has been served. Plaintiff alleged causes of action against the Company for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation. The litigation is stayed by the bankruptcy filing.

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a California limited liability company, Plaintiff, v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., a Nevada corporation , Case No. 06-10628, in which plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to Company's ownership of membership interests in KKLLC. The Company did not oppose the relief requested and a judgment was entered terminating the Company's membership interest in KKLLC.

KKLLC also filed a claim against the Company and against the Company's wholly-owned subsidiary, 360 Viansa, LLC, a Nevada limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. Although a trial was scheduled, the litigation was stayed in light of the Company's bankruptcy filing.

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8.	Commitments and Contingencies, Continued

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled, Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants,  Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff's allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff's case is wholly without merit and intend to defend against her claims vigorously. The action taken against the corporate defendants has been stayed by the bankruptcy filings.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

9.	Related Party

None

10.	Income Taxes

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

360 Global Wine Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2007 and
For the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

11.	Subsequent Events

Kirkland Knightsbridge LLC Matter Settlement

The Company and KKLLC have devoted substantial time and effort in order to effectuate an amicable resolution of the pending disputes for the benefit of all parties.  Among the considerations for the Debtors was the need for Viansa to recover its wine inventory.  Based on the parties’ negotiations, a settlement was reached, which was subject to approval by the Bankruptcy Court in the Global Entities’ bankruptcy cases.  The material terms of the settlement are as follows:

a.	The Global Entities, or any of them, shall pay to KKLLC the sum of $475,000;
b.	KKLLC shall release Viansa’s entire wine inventory in its possession;
c.
KKLLC shall have one (1) general unsecured claim in the Company’s bankruptcy case in the amount of $10,000,000 (the “Allowed Global Claim”) and no other claims of any kind, whether secured, administrative, priority, unsecured or otherwise.  The sum of $5,000,000 of the Allowed Global Claim shall be allowed and treated in pari pasu with the claims of other non-insider general unsecured creditors of the Company.  The balance of the Allowed Global Claim, in the sum of $5,000,000 (the “Global Subordinated Claim”), may be subordinated, at the sole and unfettered discretion of the Company, to the claims of all non-insider general unsecured creditors.  The balance of any claims asserted by KKLLC in the Company’s bankruptcy case shall be deemed withdrawn with prejudice and of no force or effect.

d.
KKLLC shall have one (1) general unsecured claim in Viansa’s bankruptcy case in the amount of $190,000 (the “Allowed Viansa Claim”) and no other claims of any kind, whether secured, administrative, priority, unsecured or otherwise.

e.	The parties will dismiss all other litigation and claims pending between them.

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

The Company operates a winery and is a marketer of premium wine brands. The Company markets premium Italian and Californian wines as well as premium food products to visitors at its strategically located Italian Villa and retail Marketplace. A geographic competitive advantage plus the unsurpassed natural beauty of the hilltop Villa and Marketplace, has made Viansa the “must see” vineyard for visitors to California wine country. Approximately 250,000 visitors a year make Viansa the most popular destination vineyard in California. The location and popularity of Viansa are a competitive advantage that allows the Company to bypass the conventional three tiered wine and alcohol distribution model used by a majority of its competitors. Viansa sells its entire production of wine directly to consumers in the Marketplace. In addition, Viansa converts a significant percentage of its visitors into long term members of its wine club (the “Wine Club” or the “Tuscan Club”). Viansa has one of the largest wine clubs in the US with over 11,000 members. Viansa currently produces over 50,000 cases of wine annually including 12 different Italian varietals and 11 California varietals. In 2007, approximately, 50% of sales are to wine club members and 50% are on site at the Marketplace. The company also engages in catalog and e-commerce sales and has built a significant customer base primarily through the conversion of its visitors into long term customers.

Viansa’s Vineyard, Villa, and Italian Marketplace

Viansa’s Vineyard, Villa, and Italian Marketplace are crucial assets in developing and growing Viansa’s revenues. With approximately 250,000 visitors annually it is the most popular vineyard destination for tourists and visitors to California wine country. Its popularity results from a combination of unsurpassed natural beauty, very high quality proprietary wines, and its proximity to San Francisco (it is only forty-five minutes by car from the city). This geographic advantage is significant because it makes Viansa an ideal destination for special events such as weddings and corporate gatherings as well as for people that want to make a day trip to California wine country and then return to San Francisco. Visitors to San Francisco for conventions, business, or personal reasons often need to return to the city the same day making visits to most Napa and Sonoma vineyards virtually impossible. Also, Viansa has always stressed the combination or pairing of food and wine and it is one of the few Napa or Sonoma vineyards that serve food like a restaurant. This attracts a very large number of tourists as well as locals looking to eat while they enjoy wine during their tour of wine country or just take a break from the city. The proprietary foods available at Viansa are also a major attraction to visitors and to wine club members.

Viansa’s Vineyard, Villa, and Italian Marketplace, Continued

The Villa is situated on 250 acres of land located on a picturesque hillside in the southernmost tip of Sonoma Valley, overlooking magnificent vineyards, rolling hills, and Viansa’s own 90 acre wetlands. Viansa's tile-roofed Tuscan Villa sits on a hilltop surrounded by olive trees and vineyards, overlooking Viansa's 90-acre waterfowl preserve, which has drawn acclaim from environmental groups across the nation. Outfitted with hand-painted murals, massive beams and Italian marble, the villa exudes Tuscan charm. The extensive grounds are planted with Italian cypresses and stone pines.  As such, Viansa is consistently booked to capacity with events for most months of the year, as is the case with 2007. The Company's growth, under previous management, was predominantly through acquisitions. Previous management believed that these acquisitions would make the Company more competitive by: (1) diversifying its product offering; (2) developing strong market positions in the alcoholic wine category; (3) strengthening its relationships with wine wholesalers and retailers; (4) expanding its distribution; (5) enhancing its production capabilities; and (6) acquiring additional viticulture management, marketing, operational, and research and development expertise. New management has changed substantially.

Results of Operations

For the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006.

Revenues

Revenues for the three months ended June 30, 2007 were $5,003,439 compared to the three months ended June 30, 2006 of $4,259,192, an increase of 17%. Revenues for the six months ended June 30, 2007 were $6,962,239 compared to the six months ended June 30, 2006 of $8,018,701, a decrease of 13%.  The substantial increase in revenue from $1,972,961 in the first quarter of 2007 to $5,003,439 in the second quarter of 2007 is partially due to the Company's inability to fulfill many of the orders it had received from its wine club members in the first quarter. The lack of shipments were caused primarily by the Company's liquidity issues, which resulted in extraordinarily low first quarter 2007 revenues.

At the end of the first quarter, a new management team reorganized the Company, cut overhead costs, and restored the Company to positive operating profits of $288,537 during the second quarter. This also resulted in the Viansa operation using internally generated funds to fulfill the remaining first quarter orders, which resulted in extraordinarily high revenue for the second quarter. By the end of the second quarter, the Company had shipped all late shipments and was on time with deliveries to the club members and visitors to the Winery.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2007 were $2,340,861 compared to the three months ended June 30, 2006 of $2,602,456, a decrease of 10%.  Cost of goods sold for the six months ended June 30, 2007 were $3,577,143 compared to the six months ended June 30, 2006 of $4,955,418, a decrease of 28%. For the second quarter, cost of goods sold decreased to 47% of sales versus 61% of sales during the same period last year. The lower cost in 2007 was partially due to the increase in the valuation of the wine inventory at the time of the Company's 2005 acquisition of Viansa. At the time of the acquisition, wine inventory was marked up in basis in accordance with the value attributed to the inventory in the acquisition. Each year thereafter, the marked up inventory has been sold and replaced with wine that bears a lower cost basis; therefore, the cost of goods sold has continued to decrease. In addition, food and merchandise sales increased from the first quarter as the Company used internally generated cash to increase the merchandise available in the winery and improve its selection and product mix.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $2,662,578 compared to the three months ended June 30, 2006 of $1,656,736, an increase of 61%.  Gross profit for the six months ended June 30, 2007 was $3,385,096 compared to the six months ended June 30, 2006 of $3,063,283, an increase of 11%.  Gross profit increased due to the increased sales and decreased cost of goods sold. Cost of goods sold in the second quarter decreased to 47% of sales compared to 61% of sales during the same period last year. The lower cost in 2007 was partially due to the increase in the valuation of the wine inventory at the time of the Company's 2005 acquisition of Viansa. At the time of the acquisition, wine inventory was marked up in basis in accordance with the value attributed to the inventory in the acquisition. Each year thereafter, the marked up inventory has been sold and replaced with wine that bears a lower cost basis; therefore, the cost of goods sold has continued to decrease. In addition, food and merchandise sales increased from the first quarter as the Company used internally generated cash to increase the merchandise available in the winery and improve its selection and product mix.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended June 30, 2007 were $741,842, compared to the three months ended June 30, 2006 of $1,329,065, a decrease of 79%.  Sales and marketing expenses for the six months ended June 30, 2007 were $1,523,250 compared to the six months ended June 30, 2006 of $7,064,742, a decrease of over 350%.  Sales and marketing expenses have been dramatically reduced as a direct result of eliminating many of the marketing programs, including expenses relating to Indy car sponsorship. New management reviewed sales and marketing costs and many were either reduced or eliminated and new programs were developed focusing on our core business. Furthermore, productivity and efficiency was improved by a comprehensive reorganization of management staff, as well as a reduction of full-time employees and an increase in part-time staff.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2007 were $857,158 compared to the three months ended June 30, 2006 of $1,080,179, a decrease of 21%. General and administrative expenses for the six months ended June 30, 2007 were $1,573,309 compared to the six months ended June 30, 2006 of $6,269,676, a decrease of nearly 75%. The improvement in general and administrative expenses is a result of staff reductions, closing the Connecticut administrative office, reductions in consulting and professional fees, and improvements in productivity and efficiency resulting from a comprehensive reorganization of the management team. New management identified over $500,000 of monthly budget cuts and implemented the cuts during the quarter. Also tight controls over spending on administrative costs in the Chapter 11 proceedings have been effective.

Administrative Expenses Included in General and Administrative Expense Related to Chapter 11

Administrative expenses related to the Chapter 11 for the three months ended June 30, 2007 were $120,000 compared to $0.00 for the three months ended June 30, 2006.  Administrative expenses for the six months ended June 30, 2007 were $149,667 compared to $0 for the six months ended June 30, 2006. The costs were related to court approved services by professionals related to administration of the Chapter 11.

Provision for Future Non-recurring Administrative Expenses not Included in General and Administrative Expense

Management expects further costs to be approved by the court in the future and therefore has provided for $100,000 of additional expenses per month in an extraordinary non-recurring line item. The provision for extraordinary Administrative Expenses related to the Chapter 11 for the three months ended June 30, 2007 were $300,000 compared to $0.00 for the three months ended June 30, 2006.  The provision for extraordinary Administrative Expenses for the six months ended June 30, 2007 were $300,000 compared to $0 the six months ended June 30, 2006.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

Operating Profit (Loss) with detail of Non-Cash items

The profit from continuing operations for the three months ended June 30, 2007 was $1,063,578 compared to a loss from continuing operations for three months ended June 30, 2006 of $1,368,111.  The profit from continuing operations for the six months ended June 30, 2007 was $288,537 compared a loss from continuing operations for the six months ended June 30, 2006 of $24,236,258.

Interest and Other Expense

Total interest expense for the three months ended June 30, 2007 was $1,066,273 compared to the three months ended June 30, 2006 of $1,203,714.  Total interest expense for the six months ended June 30, 2007 was $1,882,521 compared to the six months ended June 30, 2006 of $6,659,058.

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

Operating Activities

Cash used in operating activities for the six month period ended June 30, 2007 was $82,650. The use of cash during the period was primarily a result of an increase in accrued expenses and a decrease of accounts payable trade.

Financing Activities

Cash provided from financing activities for the six month period ended June 30, 2007 was $2,697,648.  The cash provided from financing activities was primarily a result a securing a $5,000,000 Debtor in Possession loan during the period.

Investing Activities

There were no material investments of cash during the second quarter of 2007.

Impact of Derivatives on Liquidity

The Company financed the acquisition of Viansa through a convertible debt instrument with Laurus Fund. This note is convertible into shares of our common stock. The Company also issued warrants to purchase shares of common stock to Laurus in connection with this loan.

As the warrants and the embedded conversion feature of this convertible debt meet the accounting definition of “financial instrument derivatives”, accounting rules require that the Company must adjust the carrying value of these derivatives to their fair value at the end of each reporting period (March, June, September and December). These adjustments to the carrying value of the derivatives are recognized as either non-cash income or non-cash expense. An increase in the fair value of the warrants and embedded conversion feature result in an expense. A decrease in fair value results in income. These changes have no effect on our current or future cash requirements.

In March 2006, the Company lowered the conversion price of the Laurus and other convertible debt and lowered the exercise price of certain warrants issued in connection with convertible debt to $3.50 per share. This reduction of the exercise price of the warrants and the conversion price of the debt instruments resulted in an increase of $75,604,425 in the value of these derivatives for the quarter ended March 31, 2006. As explained above, this increase in value of the warrants and conversion features must be recognized as a non-cash expense. In the second and third quarters of 2006, the Company experienced gains of $32,279,546 and $19,493,835, respectively, that partially offset the expense recorded in the third quarter; resulting in a net expense of $23,831,044.

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

Capital Expenditures

Capital expenditures in the six month period ended June 30, 2007 and June 30, 2006 were $0.00.

Management's Strategy and Plan for the Future

The Company’s strategy is to expand domestically and internationally the Tuscan Wine Club , reduce shipping costs by expanding internal shipping capabilities, expand production of high quality food products to increase margins, increase internal and third party grape growing and wine production capacity, improve wine quality to the very highest standard, improve margins on special events by improving the quality of our event facility, and expand e-commerce and catalog sales.

The Company will continue to market its brands directly to consumers and its wine club. The Company does not plan to enter the retail three tiered distribution system.

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

Material weakness has been identified during the audit of our December 31, 2006 financial statements relating to the December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006 financial statements. Since 2003 there has been a lack of personnel with sufficient knowledge of U.S. generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. There has also been inadequate knowledge of the application of certain technical interpretations of certain generally accepted accounting principles. The Company has not retained outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding these controls were requested or prepared.

To mitigate this weakness, the Company engaged a consultant to assist with the preparation of the financial restatements of prior years and other accounting issues. This consultant was not paid on a timely basis and subsequent to the bankruptcy filing has refused to cooperate with new management or deliver working papers and accounting work completed during 2006. Since March of 2007, management terminated several of our accounting staff and hired two new individuals to assist with the preparation of the financial statements, SEC reports, U.S. Trustee reports, and other accounting issues.

In conducting our assessment of internal control over financial reporting, we have also identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees.

Item 3.  CONTROLS AND PROCEDURES, Continued

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

Andy Warhol Foundation Suit, Continued

On March 7, 2006, the Foundation filed suit against the Company in U.S. District Court, Southern District of New York, for monies allegedly owed under the original contract. The suit is entitled “The Andy Warhol Foundation for the Visual Arts v. 360 Global Wine Co., f/k/a Knightsbridge Fine Wines, Inc.,” and has been assigned case number 06 CV 1796. The Company has answered the complaint denying all allegations by the plaintiff and filed counter claims for breach of contract and breach of covenant of good faith and fair dealing. On August 9, 2006, the parties took part in a court-administered mediation conference, and subsequently agreed in principle to settle the case. In September 2006, the Company and the Foundation entered into a settlement agreement and release. Accordingly, the suit has been dismissed. Under the settlement, the Company agreed to pay the Foundation $170,000 in four equal installments (September 6, 2006, December 6, 2006, March 6, 2006 and June 6, 2006). Prior to its bankruptcy filing, the Company has made two payments of the settlement. No payments have been made since the bankruptcy filing in accordance with applicable bankruptcy laws.

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

On June 9, 2006, the court granted the Company's motion to set aside the default judgment on the grounds that the Company was not properly served and did not receive notice of Wall Street's action against it. The Company has denied Wall Street Communication's claims that it was involved with the Company's financing of Viansa acquisition and intends to defend against these claims vigorously. The litigation has been stayed in light of the pending bankruptcy proceeding.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Wine Company, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607.

The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys’ fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied.. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which were payable either in cash or by the conversion of the underlying debt into shares of the Company’s common stock at market price. The Company’s most recent payment was on February 16, 2007. As of the date of the Company's bankruptcy filing, no further payments have been made.

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit asserts claims for breach of contract, conversion, and breach of fiduciary duty and seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys’ fees. The case is currently in the discovery phase and management does not believe that the ultimate outcome of this suit will have a material adverse impact on the Company and intends to defend against these claims vigorously. The trial date scheduled for November 6, 2006 was adjourned indefinitely. On November 15, 2006, Mr. Shane moved for partial Summary Judgment with respect to his breach of contract claim. Notwithstanding the foregoing, the litigation has been stayed in light of the pending bankruptcy case.

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

The Company has taken the position that the financing statement was properly authorized by KKLLC, and believes further that Mr. Kirkland had no authority pursuant to the operating agreement of KKLLC to file the corrective statement. Accordingly, the Company was cooperating with Gryphon in a lawsuit filed in the U.S. District Court for the Northern District of Texas, Dallas Division, by Gryphon seeking a declaration that a valid and enforceable security agreement exists between Gryphon and KKLLC and that KKLLC had no authority to file the corrective statement with the California Secretary of State.

On September 19, 2006, in the Superior Court of California, County of Napa, a complaint, styled, Larry, Plaintiffs, v. 360 Global Wines, Inc., a Nevada Corporation formerly known as Knightsbridge Fine Wines, Inc., a Nevada Corporation, and Does 1 through 50, Defendants, Case No. 26-35015. Plaintiff alleged causes of action against the Company for Breach of Contract; Specific Performance; Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation, and against Mr. Shapiro for Breach of Covenant, Good Faith, and Fair Dealing; and Intentional Misrepresentation. The litigation has been stayed by the bankruptcy filing.

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a Nevada limited liability company, Plaintiff, v. 360 Global Wine Company, f/k/a Knightsbridge Fine Wines, Inc., a Nevada corporation, Case No. 06-10628, in which the plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to the Company's ownership of membership interests in KKLLC. The Company did not oppose the relief requested and a judgment was entered terminating the Company's membership interest in KKLLC.

The Company has responded to such claims and intends to defend the litigation vigorously. KKLLC also filed a counterclaim in this matter against the Company and against the Company's wholly-owned subsidiary, 360 Viansa, LLC, a Nevada limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. Although a trial was scheduled, the litigation was stayed in light of the Company's bankruptcy filing.

Also, in 2004, the Company entered into an operating agreement with Kirkland Ranch, LLC ("KR") thereby creating Kirkland Knightsbridge, LLC ("KKLLC"). The Operating Agreement contains numerous provisions with respect to the parties' respective rights and obligations. In or about July 2005, we acquired 360 Viansa, LLC. Viansa is a winery with physical operations in Sonoma, California. However, Viansa sells its wines worldwide through its wine clubs and online sales, which account for the bulk of Viansa's revenues.

Kirkland Knightsbridge LLC Matter, Continued

Towards the end of 2005, however, Viansa and KKLLC entered into a bottling agreement and a custom crush agreement (collectively, the "Wine Processing Agreements") with respect to Viansa's wine.  Neither the bottling agreement nor the custom crush agreement reference the Operating Agreement and neither document incorporates any terms related thereto, or involves the Company. Viansa and KKLLC operated pursuant to the Wine Processing Agreements for a little over one (1) year, at which time a dispute arose between KKLLC and Viansa with respect to amounts owed by Viansa to KKLLC pursuant to the Wine Processing Agreements.  KKLLC asserted that the Wine Processing Agreements provide KKLLC with a lien on Viansa's assets in KKLLC's possession in the event of nonpayment by Viansa, which KKLLC has asserted.  In fact, KKLLC provided Viansa with notice of its intent to foreclose on its collateral (i.e., Viansa's wine) and sell such collateral through a foreclosure sale.  Viansa disputed the foregoing and contended that it has made payments to KKLLC and was not obligated to KKLLC. Based on KKLLC's refusal to turn over Viansa's wine, on October 5, 2006, Viansa initiated an adversary proceeding by filing a Complaint for Turnover of Property against KKLLC, pursuant to which Viansa sought a turnover of its wine and related assets.  In response to the Complaint, KKLLC filed an answer and a counterclaim against Viansa and Global, asserting that Viansa and Global are alter egos and that Global is liable to KKLLC for damages stemming from the Operating Agreement. Trial was scheduled on an expedited basis for December 12, 2006 (trial lasted through December 13, 2006). Although KKLLC sought to adjudicate the Viansa vs. KKLLC Complaint and the KKLLC vs. Viansa and Global Counterclaim, the trial was held with respect to the Viansa vs. KKLLC Complaint only.  Global was not a party to the pleadings at issue during the trial.  The sole issue at the trial was whether Viansa was entitled to a turnover of its wine in KKLLC's possession, which required adjudication of the amounts owed by Viansa to KKLLC and application of payments made by Viansa.

At the conclusion of the trial, the Bankruptcy Court issued a Judgment finding that Viansa's payments to KKLLC were made on account of our obligations to KKLLC pursuant to the Operating Agreement and that such payments should not be applied to Viansa's debt to KKLLC. Based on the foregoing, the Bankruptcy Court entered judgment in favor of KKLLC and against Viansa.  Viansa has appealed the Judgment.  The appeal is pending before the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. Trial on the counterclaim was scheduled for June 2007.  However, in light of Viansa's and the Company's bankruptcy filings on March 7, 2007, the foregoing litigation was stayed.

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled, Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Wine Company, Inc.; 360 Global Wine Company, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants, Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff’s allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff’s case is wholly without merit and intend to defend against her claims vigorously. The action against the corporate defendants has been stayed by the bankruptcy filings.

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

Gryphon Funds

The Company is in default in connection with its outstanding note with Gryphon Funds in the principal amount of $149,622. Prior to the filing of the Chapter 11 proceedings, the Company was working with Gryphon to convert the outstanding debt into equity.

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

Longview Funds, Continued

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

Item 3. Defaults upon Senior Securities, Continued

The Company has been named the debtor-in-possessor for the bankruptcy proceedings, and all contractual rights of the note holders have been stayed by a Federal Bankruptcy court.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

The Watley Group, LLC Restructuring and Agreement

On March 7, 2007, the Company executed an agreement with The Watley Group, LLC for the following services:

1.
Watley will cause John Bryan (the “CEO”) to serve as CEO for a period of 3 years. John Bryan will complete a 3 year CEO employment contract within 7 months of the date of his start date. The employment of John Bryan as CEO is subject to his complete independence from the Board of Directors and any other interested party.

2.    The CEO shall develop a strategic plan with the Company's senior management and directors and lawyers.
3.    The CEO will advise and assist the Company in preparing and filing a Chapter 11 petition.
4.
Watley and the CEO will use their best efforts to raise capital in the form of DIP notes during the Chapter 11 on terms and conditions acceptable to, and subject to the approval of, the creditors in the Chapter 11.

5.
Watley will advise and assist the Company in a search for permanent capital. Working closely with Viansa management, Watley will hire financial advisors, plan the financing, and raise the capital necessary to emerge from Chapter 11.

The agreement includes the following terms, conditions, fees and payments:

1.
As provided in paragraph 1 above, the Company will pay out-pocket expenses plus $67,500 per month Watley for the services of John Bryan as CEO. $10,000 per month shall be paid in cash and any unpaid portion of this amount will become a senior administrative claim of the Company’s estate.

2.    Watley will also be reimbursed for any authorized expenses up to $5,000 per month on average.
3.
In regard to any equity or debt capital received by the Company during the term of this Agreement, the Company will pay Watley a cash consulting fee or finders' fee equal to five percent (5%) of aggregate gross proceeds received by the Company. Watley shall not receive any fees in regards to DIP financing received from Laurus Funds, or any of its affiliates.

4.	The cash fees for “services” described above that relates to mergers and acquisitions will be three percent (3%) of the total value of the transaction.
5.
John Bryan, CEO/CRO, will be eligible to participate in any/all bonus programs, stock grants, stock options, employee stock option plans, or other compensation programs before or after emerging from Chapter 11.

The Gordian Group, LLC Investment Banker Agreement

On April 4, 2007, the Company executed an agreement with The Gordian Group, LLC for the following services:

1.   Transaction advisory services
2.   Bankruptcy court testimony as appropriate
3.   Litigation support as appropriate in respect of financially-oriented causes of action; and
4.   Financial advisory services in respect of assisting the Company in developing and evaluating business plans

For Gordian’s services, the Company shall pay or cause to be paid nonrefundable fees as follows:

1.	A fee of $50,000 per month;
2.	A financing fee comprised of 2.5% of the total principal amount of any debtor-in-possession financing facility available to the Company; and
3.
A transaction fee comprised of 2.5% of any proceeds from a Financial Transaction, including asset sales, exit financings, or the enterprise value distributed in a plan of reorganization, determined as of the effective date of a confirmed plan of reorganization.

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

360 Global Wine Company

Dated: September 11, 2007	By:	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer and Principal Financial and Accounting Officer