Form 10-Q
period 2007-09-30
360 GLOBAL WINE CO
filed 2012-09-19
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

360 Global Investments

(Exact name of registrant as specified in its charter)

_________________

Nevada	0001124019	93-0231440
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

8439 Sunset Boulevard, Suite 402, West Hollywood, CA 90069
(Address of Principal Executive Offices) (Zip Code)

310 777 8889
(Registrant’s telephone number, including area code)

360 Global Wine Company
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,619,389

1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	51

PART II — OTHER INFORMATION

360 Global Investments and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2007 and December 31, 2006

ASSETS

	September 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$80,967	148,810
Accounts receivable - trade, net	574,436	970,895
Inventories, net	15,886,136	15,743,982
Prepaid expenses	1,212,012	476,909

Total current assets	$17,753,551	17,340,596

Property, vineyards, plant and equipment, net	12,584,775	12,573,084
Assets held-for-sale	10,524,269	11,312,514
Other assets, net	311,617	(290,348)

Total assets	$41,174,212	41,516,542

360 Investments and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

LIABILITIES

	September 30, 2007	December 31, 2006

Current liabilities:
Note payable in default	$4,492,500	4,492,500
Bank Overdraft	-	467
Accounts payable - trade	5,534,504	6,617,889
Other Accrued expenses and Liabilities	2,601,666	2,449,383
Accrued interest payable	7,360,021	4,965,430
Notes payable, short term	11,859,757	1,633,464
Financial instrument derivatives	35,634,682	35,634,682

Total current liabilities	$67,483,130	55,793,815

Notes payable - long term	16,502,475	22,496,344

Total liabilities	$83,985,605	78,290,159

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 and 8,484,103 shares issued and outstanding as of September 30, 2007 and December 31, 2006.	8,619	8,484

Additional paid-in capital	61,422,689	60,949,323
Accumulated deficit:
Accumulated deficit as of December 31, 2006	(97,731,424)	(97,731,424)
Loss for the nine-month period ended September 30, 2007	(6,511,277)
Total accumulated deficit	(104,242,701)	(97,731,424)

Total shareholders' equity (deficit)	(42,811,393)	(36,773,617)

Total liabilities and shareholders' equity	$41,174,212	41,516,542

360 Global Investments and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Month and Nine Month Periods Ended September 30, 2007 and 2006

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$4,835,356	$4,858,997	$11,797,595	$12,877,698
Cost of goods sold	2,996,814	2,442,878	6,573,957	7,398,296
Gross profit	1,838,542	2,416,119	5,223,638	5,479,402

Operating expenses from continuing operations:
Sales and marketing	1,110,336	1,361,684	2,633,586	8,426,426
General and administrative	1,639,240	3,449,467	3,212,549	23,684,266
Total operating expenses	2,749,576	4,811,151	5,846,135	32,110,692

Profit / (loss) from continuing operations	(911,034)	(2,395,032)	(622,497)	(26,631,290)

Other expense from continuing operations:
Interest expense	(1,285,840)	(1,247,238)	(3,168,361)	(7,906,296)
Interest expense - original issue discount accretion	-	(3,250,468)	-	(15,989,846)
Interest expense - derivative financial instruments	-	-	-	(6,245,007)
Total interest expense	(1,285,840)	(4,497,706)	(3,168,361)	(30,141,149)
Gain / (loss) on financial instrument derivatives	-	19,493,835	-	(23,831,044)
Extraordinary expense	(300,000)		(600,000)	-
Other (Income) Expense	(1,978,820)	(33,625)	(2,120,419)	(33,624)
Total other income (expense) from continuing operations	(3,564,660)	14,962,504	(5,888,780)	(54,005,817)
Income (loss) from continuing operations	$(4,475,694)	$12,567,472	$(6,511,277)	$(80,637,107)
Discontinued operations:
Loss from discontinued operations	-	-	-	(2,491,689)
Loss on disposal of discontinued operations	-	-	-	(900,000)
Provision for income taxes	-	(906)	-	(906)
Net income (loss)	$(4,475,694)	$12,566,566	$(6,511,277)	$(84,029,702)

360 Global Investments and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For Each of the Nine Month Periods Ended September 30, 2007 and 2006

	For the Nine-Month Period Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net Income (Loss)	$(6,511,277)	$(84,029,702)
Net loss from discontinued operations	-	(3,391,689)
Net loss from continuing operations	(6,511,277)	(87,421,392)
Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	402,779	208,855
Write down of assets held for sale	788,245	-
Non-cash interest expense	3,095,222	6,301,821
Accretion of original issue discount interest expense	-	15,989,845
Securities issued for services	473,501	23,638,516
Loss on financial instrument derivatives	-	23,831,044
Adjustments to net income of continuing operating activities	4,759,747	69,970,081

Adjustments to reconcile net loss from discontinued operations to cash provided:
Change in net assets of discontinued operations	-	-
Adjustments to net income of discontinued operations activities	-	-

Decrease (increase) in assets:
Accounts receivable	396,459	(78,876)
Inventories	(142,154)	1,509,098
Prepaid expenses	(735,103)	(243,572)
Other assets	(21,269)	33,949
Increase (decrease) in liabilities:
Bank Overdrafts	(467)	93,804
Accrued Interest	(700,631)	4,388,751
Deferred Revenue	0	629,521
Accounts payable-trade	(1,083,385)	(854,692)
Accrued expenses	152,283	713,690
Cash used by continuing operations	960,955	6,191,673
Cash used by discontinued operations	-	-
Cash used in operating activities	(3,885,797)	(4,476,259)
Cash flows used in investing activities:
Additions of Equipment	(414,470)	-
Disposal of Equipment	-	263,715
Cash used in investing activities	(414,470)	263,715

Cash flows provided by (used in) financing activities:
Sale of common stock for cash	$0	$250,000
Proceeds from notes payable	4,232,424	5,108,660
Payment on notes payable	0	(127,957)
Payment on notes payable in default	0	(61,661)
Repayment of note payable not representing unamortized discount	0	0
Cash flow provided by continuing operations financing activities	4,232,424	5,169,042

Cash flows used in discontinued operations:
Cash flows from operating activities	$0	$(1,085,503)
Cash flows from investing activities	0	0
Cash flows from financing activities	0	0
Cash used in discontinued operations	0	(1,085,503)

Net increase (decrease) in cash	(67,843)	(129,005)
Cash at beginning of period	148,810	129,005
Cash at end of period	$80,967	$0

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)
For the Period Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2005	438,074	$438	$15,658,694	$(8,605,673)	$7,053,459

Shares issued to employees as compensation	1,675,650	1,676	12,440,299		12,441,975
Shares issued to consultants as compensation	1,822,067	1,822	11,761,695		11,763,517
Shares issued for cash	71,429	71	249,929		250,000
Shared issued in connection with debt instruments	3,935,614	3,935	17,568,159		17,572,094
Shares issued in exchange for interest payments	359,345	360	383,047		383,407
Shares issued in exchange for warrants	181,724	182	-		182
Warrants issued for debt incentives	-	-	2,275,000		2,275,000
Warrants issued to short term note holder			350,000		350,000
Warrants issued to employees for future services			262,500		262,500
Net income (loss)				(89,125,751)	(89,125,751)

Balance, December 31, 2006	8,484,103	8,484	$60,949,323	$(97,731,424)	$(36,773,617)

Shares issued to employees as compensation	40,000	40	139,960		140,000
Shares issued in connection with debt instruments	86,286	86	301,915		302,001
Shares issued in exchange for interest payments	9,000	9	31,491		31,500
Net income (loss)				(6,511,277)	(6,511,277)

Balance, September 30, 2007	8,619,389	8,619	61,422,689	(104,242,701)	(42,811,393)

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Description of Business

360 Global Investments (formerly 360 Global Wine Company) (“we,” “us” “360”, "360 Global", the "Debtor" or the “Company”) is a publicly traded investment holding company that has invested in a number of diverse business activities and that has targeted a number of industries for future investment. 360 Global is domiciled in the state of Nevada and its corporate headquarters are located in Los Angeles, CA.

360 Global has invested in or plans to invest in the following industries:

• Alcoholic beverage brands focused in the wine category;

• Mining, mineral extraction, and processing;

• Biotechnology and medical diagnostic technology and systems;

• Oil and Gas exploration, production, and distribution;

• Residential Real Estate;

• Aviation and aircraft manufacturing;

• Investment banking services;

• Financial Services;

• Stock brokerage and Money Management;

• Entertainment and Media;

• Formula One Racing;

• Spectator Events-Aircraft and Rocket Racing;

• Film and Television Production;

• Music Production and Distribution;

• Broadcast Media;

• Vacation Properties;

• Timeshare Properties and Property Management;

• Energy Market;

• Electricity Trading and Marketing to commercial and residential customers.

Subsequent Events

Pursuant to the 360 Viansa Plan of Reorganization (“Viansa Plan”, "Viansa POR") - as approved by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) on December 2007, 360 Viansa ("Viansa", "360 Viansa") and the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) were sold.

Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. The proceeds were paid to The Global Trust (See Note 14).

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000. This residual interest of $250,000 has been provided for in the year-end 2007 financials, since it had been provided for in the Viansa Plan. Therefore, this transaction does not affect the 2008 financial statements.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

The confirmed Viansa Plan is attached as Exhibit 33.1.

On December 12, 2008, 360 Global’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by United States Bankruptcy Court for the District of Nevada and can be found as Exhibit 34.1 to this document.

As described in this Global Plan, the Company’s business plan is made up of two activities. First, undertaking the administrative, accounting, SEC related, and all other work necessary to prepare and file updated financial statements and annual and quarterly reports with the SEC and any other governmental organizations, in order to re-establish Reorganized Global as a fully reporting public company and re-list its common stock on a nationally recognized stock exchange or market quotation system.

In order to accomplish this goal, Reorganized Global’s plan is to complete the following SEC filings (among other filings and reports), which Reorganized Global will complete as soon as practical taking into account the general economic climate:

10Q for the 3rd quarter of 2007

10K annual report and audit for the year ended December 31, 2007

10Q for the 1st quarter of 2008

10Q for the 2nd quarter of 2008

10Q for the 3rd quarter of 2008

10K annual report and audit for the year ended December 31, 2008

10Q for the 1st quarter of 2009

10Q for the 2nd quarter of 2009

10Q for the 3rd quarter of 2009

10K annual report and audit for the year ended December 31, 2009

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31, 2010

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31, 2010

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31, 2011

10Q for the 1st quarter of 2012

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the first quarter of 2012, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

The subsequent 2009 global recession caused delays in the first and second activities.

Basis of Presentation

The unaudited, condensed consolidated financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of annual results for the year ended December 31, 2007.

On March 7, 2007 (the “Petition Date”), 360 Global and its wholly owned subsidiary Viansa filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. It is not possible to predict the outcome of the Chapter 11 proceedings or their effect on our business. On December 21, 2007, Viansa’s Plan was confirmed by the Bankruptcy Court. As of December 31st 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Event:

On October 29, 2007, the Viansa Plan was confirmed by the Bankruptcy Court. The Viansa Plan can be found as Exhibit 33.1 to this document.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Global Plan can be found as Exhibit 34.1 to this document.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the financial statements of Kirkland Knightsbridge, LLC (a California limited liability corporation) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and then the subsidiary as a discontinued operations.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Revenue Recognition

The Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. In the third quarter of 2007, revenues from operations included:

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

Advertising Costs

Advertising costs are included in selling, general and administrative costs.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer's financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $0 at March 31, 2008 and reflected a $0 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company's previous loss history and the customer's current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

Property, Vineyards, Plant and Equipment

As of September 30, 2007, property, vineyards, plant, and equipment were valued at $12,584,775, compared to $12,573,084 as of December 31, 2006.

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

The assets held-for-sale are removed from property, vineyards, plant and equipment classification and shown separately on the balance sheet at their fair value (anticipated sales price less the cost to sell). The assets held-for-sale as of September 30, 2007 are valued at $10,524,269. The fair values that are less than the recorded net book value of the assets at the time they are identified are charged to operations and no further depreciation is recognized.

Long-lived assets, including property, vineyards, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying values of the assets are reduced to its fair value.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and nine-Month Periods Ended September 30, 2007 and 2006

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

Subsequent Event:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Stock Split

In September 2005, the Company’s Board of Directors and stockholders authorized a reverse stock split of its outstanding common shares of 1-for-150, effective for shareholders of record as of February 28, 2006. For those stockholders who, as a result of the reverse split, would own less than 100 shares of common stock, had their share holdings of such stockholders were rounded up to a lot of 100 shares. In addition, all references in these condensed consolidated financial statements to weighted average number of shares, loss per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the reverse stock split.

Subsequent Event:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

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

Subsequent Event:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

NOTE 3. -  INVENTORIES

As of September 30, 2007 and December 31, 2006, inventories consisted of the following:

	2007	2006
Finished Goods - bottled wines	$6,027,524	$5,146,378
Bulk Wines	8,887,320	10,190,341
Deferred viticultural costs	-	29,034
Bottling supplies	353,138	97,311
Retail products	618,154	280,918

Total Inventories	15,886,136	15,743,982

Less: valuation reserve for wine inventories	-	-

Total inventories, net	$15,886,136	$15,743,982

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

The expense related to the valuation reserve for wine inventories for the periods ended September 30, 2007 and 2006 are both $0.

NOTE 4 – DISCONTINUED OPERATIONS

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

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through December 31, 2006 and have been reported as a discontinued operation. The losses reported from the discontinued operation are $0 and $2,491,689 for the nine -month ended September 30, 2007 and September 30, 2006, respectively. The carrying value of the Company's investment in KKLLC joint venture at December 31, 2006 had been reduced to zero.

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

In conjunction with the issuance of the short term note payable to General Electric related to the Springer stock purchase agreement, the Company entered into a security agreement in which all of the issued and outstanding shares of Springer stock were pledged as collateral for the note payable and held in escrow. The due date of the promissory note was extended to September 30, 2006. The Company did not make the required payment and General Electric Company foreclosed upon the Springer shares held in escrow in July 2006.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and nine-Month Periods Ended September 30, 2007 and 2006

NOTE 5 – ASSETS HELD FOR SALE

In April 2006, in connection with its strategies planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale.

An initial review by the Company indicates that these assets are recorded at amounts below the current best estimate of the amount anticipated to be realized on their disposition. The assets included as assets held-for-sale at September 30, 2007 amount to $10,524,269. This estimate of the amount anticipated to be realized on their disposition is based on negotiations with potential buyers and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount recorded in the financial statements. Accordingly, as of April 1, 2006 the Texas property has been classified as held-for-sale and is not being depreciated.

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainder allocable to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and had been dormant for more than two years prior to its acquisition. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction with a note face value of $39,338,463 as of September 30, 2007.

Subsequent Events:

By Bankruptcy Court Order entered on March 25, 2008, the Company sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

NOTE 6 – PROPERTY AND EQUIPMENT

As of September 30, 2007 and December 31, 2006 property, plant and equipment consisted of the following:

	2007	2006
Land	$3,729,039	$3,174,999
Cultivated land	777,250	775,092
Building, improvements and equipment	$9,107,812	$9,249,540
Total property, plant and equipment	13,614,101	13,199,631
Less: accumulated depreciation	(1,029,326)	(626,547)
Property, vineyards, plant and equipment, net	$12,584,775	$12,573,084

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $402,779 and $208,555, respectively.

NOTE 7 – NOTES PAYABLE

Notes Payable in Default

Notes payable in default consists of the following at September 30, 2007:

	Principal	OID	Net
Convertible note payable, secured, convertible into shares of common stock at any time prior to maturity, with a fixed interest rate of 7.5% per annum, and due in April 2006 and has not been paid as of September 31, 2007	$4,492,500	$-	$4,492,500
Notes payable - in default	$4,492,500	$-	$4,492,500

Notes payable in default OID accretion for the nine months ended September 30, 2007, were $846,154.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

Short-Term Notes Payable

As of September 30, 2007, short-term notes payable equals $11,859,757, compared to $1,353,181 as of September 30, 2006.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

Convertible Notes Payable issued with Stock Purchase Warrants

In March and April 2006 in a private placement to qualified buyers and accredited investors, the Company sold 10 Ѕ Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.50 per share,

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Six-Month Periods Ended September 30, 2007 and 2006

exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $262,500 were allocated $140,163 to the warrants and $122,337 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On September 30, 2007, the unamortized discount on the notes was $86,228.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

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

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

Convertible Notes Payable issued with Stock Purchase Warrants

In March 2006 in a private placement to qualified buyers and accredited investors, the Company sold two Note Units. Each Note Unit consisted of (a) a promissory note in the initial principal amount of $25,000, convertible into shares of common stock at a conversion price of $3.50 per share and (b) 7,143 detachable warrants for the purchase of an equivalent number of shares of the Company's common stock, par value $0.001 per share, at an exercise price of $3.50 per share, exercisable immediately. Interest on the notes is payable in full at the maturity date of the notes in March 2009. Total funds received of $50,000 were allocated $34,306 to the warrants and $15,694 to the notes. The fair value of the warrants of $34,306 at the time of issuance was determined using the Black-Scholes option-pricing model, and was recorded as additional paid-in capital and a reduction in the carrying value of the notes. The discount on the notes is being accreted to interest expense over the term of the notes. On September 30, 2007, the unamortized discount on the notes was $4,711.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007, there were no convertible notes payable issued with stock purchase warrants

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Note Payable Debtor-in-Possession

In June 2007, the Company established a $5,000,000 Debtor-in-Possession secured revolving note with Croesus Corporation. The note matures December 31, 2007 and has an interest rate of prime rate plus three percent (3%). Interest is payable on the maturity date.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007, there was no note payable debtor-in-possession.

Long-Term Debt

As of September 30, 2007, long-term notes payable equals $16,502,475, compared to $17,621,115 as of September 30, 2006.

Subsequent Event:

As of December 31, 2007, all notes payable were discharged; therefore as of December 31, there were no short-term notes payable.

Future maturities of long-term debt are as follows as of September 30, 2007:
2007	$28,257
2008	11,831,500
2009	28,257
2010	16,457,879
2011 and thereafter	16,339
$28,362,232

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

Subsequent Event:

As of December 31, 2007, this note, financial instrument derivatives and all accumulated interest was discharged by the United States Bankruptcy Court and therefore the year-end balance of the note is $0.

The discharge was pursuant to the Viansa Plan as approved by the Bankruptcy Court and confirmed on December 21st, 2007. The Order Confirming the Viansa Plan (docket 725) stated that all debt was extinguished. Gryphon received an interest in the Texas Property of $750,000 to be paid as soon as the Texas Property is sold.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

360 Global Investments and Subsidiaries

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
24

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

September 30, 2006	Conversion Feature	$-	$2,142,857
September 30, 2006	Warrants	149,622	69,209
Balance, September 30, 2006		$149,622	$2,212,066

December 31, 2006	Conversion Feature	$-	$2,142,857
December 31, 2006	Warrants	149,622	69,209
Balance December 31, 2006		$149,622	$2,212,066

March 31, 2007	Conversion Feature	$-	$-
March 31, 2007	Warrants	-	-
Balance March 31, 2007		$-	$-

September 30, 2007	Conversion Feature	$-	$-
September 30, 2007	Warrants	-	-
Balance September 30, 2007		$-	$-

September 30, 2007	Conversion Feature	$-	$-
September 30, 2007	Warrants	$-	$-
Balance September 30, 2007		$-	$-

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

	OID Accreted Interest
	Principal Balance		OID
Period Ended	of Note		Balance	Expense
December 31, 2003	$3,500,000		$3,379,121	$120,879
December 31, 2004	5,500,000		3,596,154	5,282,967	[3]
December 31, 2005	5,500,000	[4]	8,461,554	2,750,000
March 31, 2006	5,000,000		158,654	687,500
June 30, 2006	5,000,000		-	158,654
September 30, 2006	4,492,500		-	-
December 31, 2006	4,492,500		-	-
March 31, 2007	4,492,500		-	-
June 30, 2007	4,492,500		-	-
September 30, 2007	4,492,500		-	-

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

As part of the subordination to Laurus, the Company's Chief Executive Officer, at that time, transferred 20,000 of his personally-held shares of the Company's common stock to Gryphon. The fair value of these shares was $720,000 and was recorded as interest expense and additional paid in capital.

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

The Company estimated the fair value of the conversion feature and the warrants issued using the Black-Scholes valuation model with the following assumptions:

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

2The Company initially borrowed an additional $1,173,532.

The financial instrument derivative liability related to both the conversion feature and the warrants are adjusted to their fair value at the end of each period. The balance at each period-end and the related gain (loss) during each period are as follows:

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Instrument
Year Ended:	Financial Period Liability	Balance	Gain (Loss)
December 31, 2005	Conversion Feature	$1,973,400	$32,264,400
December 31, 2005	Warrants	967,796	10,563,361
Balance, December 31, 2005		$2,941,196	$42,827,761

Subsequent Quarters Ended:
March 31, 2006	Conversion Feature	$71,664,765	$(67,200,054)
March 31, 2006	Warrants	6,877,198	(1,037,751)
Balance, March 31, 2006		$78,541,963	$(68,237,805)

June 30, 2006	Conversion Feature	$47,186,277	$25,393,587
June 30, 2006	Warrants	4,348,397	2,528,802
Balance, June 30, 2006		$51,534,674	$27,922,389

September 30, 2006	Conversion Feature	$31,478,599	$15,707,678
September 30, 2006	Warrants	3,186,336	1,162,061
Balance, September 30, 2006		$34,664,935	$16,869,739

December 31, 2006	Conversion Feature	$31,478,599	$-
December 31, 2006	Warrants	3,186,336	-
Balance, December 31, 2006		$34,664,935	$-

March 31, 2007	Conversion Feature	$-	$-
March 31, 2007	Warrants	-	-
Balance, March 31, 2007		-	-

June 30, 2007	Conversion Feature	$-	$-
June 30, 2007	Warrants	-	-
Balance, June 30, 2007		$-	$-

September 30, 2007		$-	$-
September 30, 2007	Conversion Feature
Balance, September 30, 2007	Warrants	$-	$-

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

	OID Accreted Interest
	Principal Balance
Period End	of Note	OID Balance	Expense
Balance, December 31, 2005	$34,500,000	$28,939,560	$5,560,440
Subsequent to the balance sheet date:
March 31, 2006	$34,500,000	$26,064,560	$2,875,000
	4,165,494	1,470,226	21,869
Balance March 31, 2006	$38,665,494	$27,534,786	$2,896,869

June 30, 2006	$34,500,000	$23,189,560	$2,875,000
	4,308,452	1,440,682	579,990
Balance, June 30, 2006	$38,808,452	$24,630,242	$3,454,990

September 30, 2006	$34,290,000	$20,297,060	$2,892,500
	4,314,158	1,245,621	195,061
Balance, September 30, 2006	$38,604,158	$21,542,681	$3,087,561

Balance, December 31, 2006	$38,604,158	$18,424,071	$10,515,489

Balance, March 31, 2007	$38,604,158	$-	$-

Balance, June 30, 2007	$38,604,158	$-	$-

Balance, September 30, 2007	$38,604,158	$-	$-

Subsequent Event:

As of December 31, 2007, all notes payable and financial instrument derivatives were discharged; therefore as of December 31, 2007 there were no notes payable in default.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Subsequent Event:

As of December 31, 2007, the principal balance of the Winthrop-Barrington note was $1,000,000. As of December 31, 2007, this note is discharged by the United States Bankruptcy Court and therefore, the balance as of December 31, 2007 will be $0.

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of September 30, 2007, there were 8,619,389 shares outstanding.

Common Stock Activity

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

In March 2006, the Company issued 1,569,120 shares of its common stock to two Board of Director members for past services with a total value of $11,769,750 based on the fair value of the stock at the date of issuance.

In December 2006, the Company issued 31,530 shares of its common stock as compensation to eighteen employees with a value of $109,725 based on the fair value of the stock on the date of issuance

.

During the quarter ended March 31, 2007 the Company issued 40,000 shares valued at $140,000 as compensation and severance to current and former employees.

Shares Issued to Consultants for Services

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

During the quarter ended March 31, 2007, the Company issued 72,000 shares of its common stock to Laurus in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per shares amounting to $252,000.

During the quarter ended March 31, 2007, the Company issued 14,286 shares of its common stock to Longview Funds in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per shares amounting to $50,001.

During the quarter ended March 31, 2007, the Company issued 9,000 shares of its common stock valued at $31,500 based on the fair market value of the stock at the date of issuance as compensation to eleven investors for an interest payment on short term loans.

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

As of September 30, 2007 and December 31, 2006 there were 8,619,389 and 8,484,103, respectfully, issued and outstanding.

Subsequent to year end as discussed in Note 14 pursuant to the Company’s bankruptcy all common stock outstanding was cancelled and 5,000,000 shares of new common stock was issued.

Shares Issued in Conjunction with the Exercise of Warrants

During the quarter ended September 30, 2006, the Company issued 181,724 to an entity and an individual for the exercise of warrants outstanding. Both of the transactions were cashless exercises and the shares were recorded at $.001(par value).

Warrant Activity

During the year ended December 31, 2006 , the BOD approved the issuance of warrants to purchase 900,002 shares of the Company’s common stock. These warrants are exercisable at $3.50 per share, at any time until they expire which will be at periods ranging from March 2009 through March 2021.

During the year ended December 31, 2006, two warrant holders exercised their warrants, resulting in the issuance of 181,724 shares of the Company’s common stock. The warrants were exercised in cashless exercises, and the share issuances were valued at par value.

During the year ended December 31, 2006, 667 warrants to purchase the Company’s common stock expired.

Summary of Outstanding Warrants

For the nine-month period ending September 30, 2007, there were no warrants granted. The total number of issued and outstanding warrants from prior years at September 30, 2007 was 1,084,779. Exercise of any such warrants was stayed by the Chapter 11 filing, all equity security interests were subsequently cancelled (see note 14).

 Subsequent Event:

All equity security interests were subsequently cancelled (see Note 14 regarding Financial Instruments and Equity Security).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

The Company is working with its investment bankers and attorneys to draft and implement a plan of reorganization to emerge from Chapter 11 bankruptcy.

Subsequent Events:

On December 12, 2008, 360 the Global Plan was confirmed by the Bankruptcy Court for the District of Nevada and can be found as Exhibit 34.1 to this document.

As approved by the Bankruptcy Court in the Global Plan and Disclosure Statement, Reorganized Global’s business plan is made up of two activities. First, undertaking the administrative, accounting, SEC related, and all other work necessary to prepare and file updated financial statements and annual and quarterly reports with the SEC and any other governmental organizations, in order to re-establish Reorganized Global as a fully reporting public company and re-list its common stock on a nationally recognized stock exchange or market quotation system. In order to accomplish this goal, Reorganized Global’s plan is to complete the following SEC filings (among other filings and reports), which Reorganized Global will complete as soon as practical taking into account the general economic climate:

10Q for the 3rd quarter of 2007

10K annual report and audit for the year ended December 31st 2007

10Q for the 1st quarter of 2008

10Q for the 2nd quarter of 2008

10Q for the 3rd quarter of 2008

10K annual report and audit for the year ended December 31st 2008

10Q for the 1st quarter of 2009

10Q for the 2nd quarter of 2009

10Q for the 3rd quarter of 2009

10K annual report and audit for the year ended December 31st 2009

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31st 2010

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31st 2010

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the first quarter of 2012, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

The subsequent 2009 global recession caused delays in the first and second activities.

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

On March 7, 2007, the filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (described below) stayed.

Subsequent Event:

As of December 31st 2007, all lawsuits and liabilities were stayed and subsequently settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

As of the September 30, 2007, to the best of management’s knowledge and belief, the Company faces legal action, either actual or potential, as follows:

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Jon Sebastiani Matter

In September, 2005, Mr. Joel Shapiro replaced Mr. Jon Sebastiani as President of the Company. The Company is currently in negotiations with Mr. Sebastiani to resolve any outstanding financial issues related to his former employment with the Company and management does not believe that this will have a material adverse impact on the Company.

Longview Fund Suit

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Investments, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys' fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper. The Order for Summary Judgment was granted by the court in December 2005. The Company reached a settlement agreement with the plaintiffs, which: (1) recognized the principal amounts due to the plaintiffs, (2) required an initial payment of $150,000 on January 22, 2006 which is comprised of $125,000 in principal reductions and $25,000 in legal fees (this has been paid), (3) allowed for the inclusion of 10% simple interest, and (4) required a monthly payment of $100,000 until such time as the debt is satisfied. Commencing in September, 2006, Longview and the Company informally modified the settlement agreement to reduce the monthly payments to $50,000, which were payable either in cash or by the conversion of the underlying debt into shares of the Company's common stock at market price. As of the date of the Company's bankruptcy filing, no further payments have been made.

Shane Suit

On March 18, 2005, Mr. Patrick Shane filed a lawsuit against the Company in U.S. District Court, Southern District of New York. The suit is titled Patrick Shane v. 360 Global Investments, f/k/a Knightsbridge Fine Wines, Inc., Joel Shapiro, Michael L. Jeub, Philip E. Pearce and Larry Kirkland, and has been assigned case number 05 CV 2953. Mr. Shane alleges that the defendants wrongfully cancelled restricted shares of Knightsbridge Fine Wines, Inc. allegedly belonging to Mr. Shane. The suit asserts claims for breach of contract, conversion, and breach of fiduciary duty and seeks monetary damages in the amount of $1,416,000, unspecified punitive damages, interest from July 16, 2004, and costs and attorneys' fees.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Kirkland Knightsbridge LLC Matter

On February 10, 2005, Larry Kirkland, purportedly on behalf of KKLLC, filed a corrective statement with the California Secretary of State alleging that the financing statement filed by Gryphon Master Fund in connection with its April 2004 financing of 360 Global Investments was wrongfully filed and that no financing statement was agreed to by KKLLC.

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

In connection with its bankruptcy filing in the Northern district of California, KKLLC filed a complaint, styled, Kirkland Knightsbridge, LLC, a California limited liability company, Plaintiff, v. 360 Global Investments, f/k/a Knightsbridge Fine Wines, Inc., a Nevada corporation , Case No. 06-10628, in which plaintiff alleged claims for relief for a compulsory turnover of certain property to the bankruptcy estate and for declaratory relief related to Company's ownership of membership interests in KKLLC. The Company did not oppose the relief requested and a judgment was entered terminating the Company's membership interest in KKLLC.

KKLLC also filed a claim against the Company and against the Company's wholly-owned subsidiary, 360 Viansa, LLC, a Nevada limited liability company, alleging claims for relief for breach of contract; common counts; and judicial foreclosure of alleged lien on personal property. Although a trial was scheduled, the litigation was stayed in light of the Company's bankruptcy filing.

Kirkland Knightsbridge LLC Matter Settlement:

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

Costin Suit

On August 16, 2006, Consuelo Costin filed a lawsuit against the company, styled, Consuelo Costin, Plaintiff vs. Knightsbridge Fine Wines, Inc., a Nevada corporation number C13452-2000; Knightsbridge Fine Wines, Inc., a Nevada corporation number C24980-2002; 360 Global Investments, Inc.; 360 Global Investments, Inc., a Nevada corporation; Joel Shapiro, an individual, and Does 1-50, inclusive, Defendants,   Superior Court of the State of California for the County of Los Angeles, Case No. BC357113. Plaintiff alleges causes of action against the corporate defendants for breach of contract, misappropriation of name and identity, and violation of California Civil Code Section 3344, and against Mr. Shapiro for intentional interference with contractual relations. The defendants have filed an answer in this matter (in which they denied the allegations in the complaint) and have filed a counter-claim against plaintiff for breach of contract, fraud, negligent misrepresentation, unfair business practices, and rescission. The plaintiff's allegations relate to an alleged contract between plaintiff and certain corporate defendants in which plaintiff allegedly granted a license to a trademark that defendants thereafter understood could not have been so granted by plaintiff. Defendants believe that plaintiff's case is wholly without merit and intend to defend against her claims vigorously. The action taken against the corporate defendants has been stayed by the bankruptcy filings.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the three and nine month periods ended September 2007, there were no related party transactions.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes . Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

NOTE 12 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

• quoted prices for similar assets or liabilities in active markets;

• quoted prices for identical or similar assets or liabilities in inactive markets;

•inputs other than quoted prices that are observable for the asset or liability;

• inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2008 and December 31, 2007, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 14 – SUBSEQUENT EVENTS

360 Viansa's Disclosure Statement and Plan of Reorganization.

On October 29, 2007, 360 Viansa’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Viansa Plan can be found as Exhibit 33.1 to this document.

360 Global’s Disclosure Statement and Plan of Reorganization.

On December 12, 2008, 360 Global’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Global Plan can be found as Exhibit 34.1 to this document.

Financial Instruments and Equity Security.

Per section II.A.1.41of the confirmed Order confirming the Global Plan, Equity Security Interest is described as "an "equity security" as defined in § 101(1 6) of the Bankruptcy Code, including any and all shares, warrants, options, or similar security.

Pursuant to the Order Confirming the Global Plan, ordered by the Honorable Judge Gregg W. Zive on December 22, 2008:

"As of the Effective Date, all entities that have held, currently hold or may hold a Claim or other debt or liability that is discharged or an interest or other right of an Equity Security Holder that is impaired pursuant to the terms of this Global Plan are permanently enjoined from taking any of the following actions against Global, the Global Estate, the Committee, the Global Trust or their property on account of any such discharged Claims, debts or liabilities or terminated interests or rights: (i) commencing or continuing, in any manner or in any place, any action or other proceeding; (ii) enforcing, attaching, collecting or recovering in any manner any judgment, award, decree or order; (iii) creating, perfecting or enforcing any lien or encumbrance; (iv) asserting a setoff, right of subrogation or recoupment of any kind against any debt, liability or obligation due to Global and (v) commencing or continuing any action in any manner, in any place that does not comply with or is inconsistent with the provisions of the Global Plan."

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the confirmed Global Plan and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Common Stock.

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

Creation of the Global Trust.

Pursuant to the Global Plan, 360 Global created the Global Trust for the benefit of holders of Administrative Claims, Priority Tax Claims and Class 4 Allowed Claims, and the Liquidating Trust Agreement was executed by the parties to the Liquidating Trust Agreement. The Global Trust was funded by the delivery to the Global Trust of 100,000 shares of New Common Stock. The Global Trust shall be a creditors’ liquidating trust for all purposes, including Treasury Regulations Section 301.7701-4(d). The Global Trust will be organized for the purpose of collecting and distributing to Creditors the Assigned Litigation of Global and its Estate with no objective to continue or engage in the conduct of a trade or business. On January 2nd, 2009, Global and/or the Committee shall be deemed to have transferred all of 360 Global’s rights to prosecute the Assigned Litigation to the 360 Global Trust to collect and prosecute for the benefit of Creditors of 360 Global. The 360 Global Trust shall receive, liquidate and distribute the New Common Stock received by it and the recoveries on the claims, rights and causes of action of Global and its Estate in accordance with the Global Plan and the Liquidating Trust Agreement as promptly as is reasonably practicable, in an expeditious but orderly manner. The 360 Global Trust is not a successor of Global for purposes of incurring its liabilities. To the extent there are any inconsistencies between the Global Plan and the 360 Global Trust, the terms of the Global Plan shall prevail.

Transfer of Claims, Rights and Causes of Action to the Global Trust.

Pursuant to the Global Plan, all Assigned Litigation and the right to assert objections to claims, including rights of offset, as set forth in the Global Plan, was transferred to, and vested in, the 360 Global Trust free and clear of all liens, claims, encumbrances and other interests. All property, claims, rights, and causes of action received or held by the 360 Global Trust was held in trust for the benefit of holders of Administrative Claims, Priority Tax Claims and Class 4 Allowed Claims, subject to the provisions of the Global Plan and the Liquidating Trust Agreement. Reorganized Global retains no interest in such property, claims, rights, and causes of action transferred to the Global Trust. In addition, 5 million shares of New Common Stock will be irrevocably transferred and conveyed by Reorganized Global to the Global Trust for distribution pursuant to the terms of this Global Plan. As soon as practical after receipt of the New Common Stock, the 360 Global Trust shall use its best efforts to distribute the New Common Stock to Class 4 and Class 5 Claimants and Class 6 Equity Security Interests.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

Subsequent Events:

On October 29, 2007, 360 Viansa’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Viansa Plan can be found as Exhibit 33.1 to this document.

On December 12, 2008, 360 Global’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Global Plan can be found as Exhibit 34.1 to this document.

Results of Operations

For the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006.

Revenues

Revenues for the three months ended September 30, 2007 were $4,835,356 compared to the three months ended September 30, 2006 of $4,858,997, an decrease of 0.48%. Revenues for the nine months ended September 30, 2007 were $11,797,595 compared to the nine months ended September 30, 2006 of $12,877,698, which is a decrease of 9.15%.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2007 were $2,996,814 compared to the three months ended September 30, 2006 of $2,442,878, a decrease of 22.67%.  Cost of goods sold for the nine months ended September 30, 2007 were $6,573,957 compared to the nine months ended September 30, 2006 of $ 7,398,296, a decrease of 12.53%.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $1,838,542 compared to the three months ended September 30, 2006 of $ 2,442,878, a decrease of 31.41%.  Gross profit for the nine months ended September 30, 2007 was $5,623,638 compared to the nine months ended September 30, 2006 of $5,479,402, an increase of 4.89%.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended September 30, 2007 were $1,110,336, compared to the three months ended September 30, 2006 of $1,361,684, a decrease of 22.63%. Sales and marketing expenses for the nine months ended September 30, 2007 were $2,633,586 compared to the nine months ended September 30, 2006 of $ 8,426,426, a decrease of almost 320%.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2007 were $1,636,240 compared to the three months ended September 30, 2006 of $3,449,467, a decrease of over 288%. General and administrative expenses for the nine months ended September 30, 2007 were $3,212,549 compared to the nine months ended September 30, 2006 of $ 23,684,266, a decrease of over 850%. The improvement in general and administrative expenses is a result of staff reductions, closing the Connecticut administrative office, reductions in consulting and professional fees, and improvements in productivity and efficiency resulting from a comprehensive reorganization of the management team. Also tight controls over spending on administrative costs in the Chapter 11 proceedings have been effective.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to its ongoing net loss status.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Operating Profit (Loss) with detail of Non-Cash items

The loss from continuing operations for the three months ended September 30, 2007 was $911,034 compared to a loss from continuing operations for three months ended September 30, 2006 of $2,395,032.  The profit from continuing operations for the nine months ended September 30, 2007 was $622,497 compared a loss from continuing operations for the nine months ended September 30, 2006 of $26,631,290.

Interest Expense

Total interest expense for the three months ended September 30, 2007 was $1,285,840 compared to the three months ended September 30, 2006 of $4,497,706.  Total interest expense for the nine months ended September 30, 2007 was $3,168,361 compared to the nine months ended September 30, 2006 of $30,141,149.

At September 30, 2007, we do not segment our business internally beyond the reporting of consolidated results and certain required aspects of subsidiary financial performance.

Liquidity and Capital Resources

As of September 30, 2007, the Company’s working capital has been primarily financed by the issuance of various forms of debt, convertible debt and its common stock. The Company has suffered significant operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations, repay certain debts in default, and execute its business strategy. In the event that the Company is unable to raise the required funds to sustain its ongoing operations and repay those debt instruments that are in default or are coming due in the near future it would raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, we have financed our operations through the sale of common stock and the issuance of promissory notes and convertible, exchangeable debentures, many of these with detachable warrants.

Operating Activities

Loss from operating activities for the three month period ended September 30, 2007 was $4,475,694, compared to cash from operating activities for the nine months ended September 30, 2006 of $12,567,472. Loss from operating activities for the nine months ended September 30, 2007 was $6,511,277 compared to a loss in the nine months ended September 30, 2006 of $80,637,107.

Financing Activities

Cash provided by financing activities for the nine month period ended September 30, 2007 was $4,232,424, compared to cash provided from financing activities for the nine months ended September 30, 2006 of $ 5,169,042.

 360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Investing Activities

 Cash used for investing activities for the nine month period ended September 30, 2007 was $414,470, compared to cash for investing activities for the nine months ended September 30, 2006 of $263,715.

Impact of Derivatives on Liquidity

For the nine month period ended September 30, 2007, impact of derivatives on liquidity was equal to $0.

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

Subsequent Events:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Contractual Obligations and Commitments

The Company incurs certain contractual obligations and commitments from time to time in the normal course of business. Included in these obligations are typically: (1) leasing or mortgage obligations, (2) employment agreements, (3) sales, marketing, distribution and licensing agreements, and (4) anticipated costs of litigation, all of which are discussed in more detail in the Company’s filing of its Annual Report on Form 10-K in the Notes to Consolidated Financial Statements.

There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

Capital expenditures in the nine-month period ended September 30, 2007 was $0.00.

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

Subsequent Event:

As approved by the Bankruptcy Court in the Global Plan and Disclosure Statement, Reorganized Global’s business plan is made up of two activities. First, undertaking the administrative, accounting, SEC related, and all other work necessary to prepare and file updated financial statements and annual and quarterly reports with the SEC and any other governmental organizations, in order to re-establish Reorganized Global as a fully reporting public company and re-list its common stock on a nationally recognized stock exchange or market quotation system. In order to accomplish this goal, Reorganized Global’s plan is to complete the following SEC filings (among other filings and reports), which Reorganized Global will complete as soon as practical taking into account the general economic climate:

10Q for the 3th quarter of 2007

10K annual report and audit for the year ended December 31st 2007

10Q for the 1st quarter of 2008

10Q for the 2nd quarter of 2008

10Q for the 3rd quarter of 2008

10K annual report and audit for the year ended December 31st 2008

10Q for the 1st quarter of 2009

10Q for the 2nd quarter of 2009

10Q for the 3rd quarter of 2009

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

10K annual report and audit for the year ended December 31st 2009

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31st 2010

10Q for the 1st quarter of 2010

10Q for the 2nd quarter of 2010

10Q for the 3rd quarter of 2010

10K annual report and audit for the year ended December 31st 2010

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the first quarter of 2012, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

The subsequent 2009 global recession caused delays in the first and second activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

RISKS RELATING TO OUR BUSINESS

We filed for reorganization under Chapter 11 of the Bankruptcy Code on March 7, 2007 and were subject to the risks and uncertainties associated with Chapter 11 proceedings.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

RISKS RELATED TO OUR COMMON STOCK

MANAGEMENT INTENDS TO FILE A PLAN OF REORGANIZATION THAT WILL RESULT IN THE CANCELLATION OF OUR COMMON STOCK PURSUANT TO THE GLOBAL PLAN. THERE IS NO ASSURANCE THAT EQUITY HOLDERS WILL RECEIVE ANY VALUE WHATSOEVER.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Subsequent Event:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

Item 4.   Controls and Procedures.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Six-Month Periods Ended September 30, 2007 and 2006

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

NOTE 15 – GOING CONCERN

The Company will require additional working capital to develop its business. After emerging from Chapter 11, the Company intends to raise additional capital. There are no assurances that the Company will be able to obtain financing to support the Company’s needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be forced to liquidate.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various lawsuits, claims, and proceedings, which arose in the ordinary course of business. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Events:

As of December 31st 2007, all lawsuits and liabilities were stayed and subsequently settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Chapter 11 Proceedings

On the Petition Date, 360 Global and its wholly owned subsidiary 360 Viansa filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of December 31st 2007, all lawsuits and liabilities were settled through the Bankruptcy Court except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Event

Creation of the Global Trust

Pursuant to the Global Plan, 360 Global created the Global Trust for the benefit of holders of Administrative Claims, Priority Tax Claims and Class 4 Allowed Claims, and the Liquidating Trust Agreement was executed by the parties to the Liquidating Trust Agreement. The Global Trust was funded by the delivery to the Global Trust of 100,000 shares of New Common Stock. The Global Trust shall be a creditors’ liquidating trust for all purposes, including Treasury Regulations Section 301.7701-4(d). The Global Trust will be organized for the purpose of collecting and distributing to Creditors the Assigned Litigation of Global and its Estate with no objective to continue or engage in the conduct of a trade or business. On January 2nd, 2009, Global and/or the Committee shall be deemed to have transferred all of 360 Global’s rights to prosecute the Assigned Litigation to the 360 Global Trust to collect and prosecute for the benefit of Creditors of 360 Global. The 360 Global Trust shall receive, liquidate and distribute the New Common Stock received by it and the recoveries on the claims, rights and causes of action of Global and its Estate in accordance with the Global Plan and the Liquidating Trust Agreement as promptly as is reasonably practicable, in an expeditious but orderly manner. The 360 Global Trust is not a successor of Global for purposes of incurring its liabilities. To the extent there are any inconsistencies between the Global Plan and the 360 Global Trust, the terms of the Global Plan shall prevail.

Transfer of Claims, Rights and Causes of Action to the Global Trust.

Pursuant to the Global Plan, all Assigned Litigation and the right to assert objections to claims, including rights of offset, as set forth in the Global Plan, was transferred to, and vested in, the 360 Global Trust free and clear of all liens, claims, encumbrances and other interests. All property, claims, rights, and causes of action received or held by the 360 Global Trust was held in trust for the benefit of holders of Administrative Claims, Priority Tax Claims and Class 4 Allowed Claims, subject to the provisions of the Global Plan and the Liquidating Trust Agreement. Reorganized Global retains no interest in such property, claims, rights, and causes of action transferred to the Global Trust. In addition, 5 million shares of New Common Stock will be irrevocably transferred and conveyed by Reorganized Global to the Global Trust for distribution pursuant to the terms of this Global Plan. As soon as practical after receipt of the New Common Stock, the 360 Global Trust shall use its best efforts to distribute the New Common Stock to Class 4 and Class 5 Claimants and Class 6 Equity Security Interests.

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Item 1A. Risk Factors

As of September 30, 2007, there is a material changes for risk factors since previously disclosed in the Company's 2006 Form 10-K, since the Company filed voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three-month period ended September 30, 2007, the sale of Equity Securities was equal to $0.

Subsequent Events for Common Stock:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

As of December 31, 2006, the principal balance of the Laurus note was $38,604,158.

 Gryphon Funds

The Company is in default in connection with its outstanding note with Gryphon Funds in the principal amount of $149,622. Prior to the filing of the Chapter 11 proceedings, the Company was working with Gryphon to convert the outstanding debt into equity.

Longview Funds

On October 12, 2005, the Company was served with a Summons and a Notice of Motion in Lieu of Complaint, titled Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, Plaintiffs vs. 360 Global Investments, Inc., f/k/a Knightsbridge Fine Wines, Inc., Defendant, Supreme Court of the State of New York, County of New York, index no. 05603607. The plaintiffs requested that the court grant their Order for Summary Judgment on behalf of Longview Funds, LP in the amount of $280,345, Longview Equity Fund, LP in the amount of $224,276, and Longview International Equity Fund, LP in the amount of $56,069, with interest at the rate of 18% per annum from October 10, 2005, plus attorneys’ fees, costs and distributions in the action, and such other, further and different relief as the court deems just and proper.

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

360 Global Investments

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2007 and

For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

The Company has been named the debtor-in-possessor for the bankruptcy proceedings, and all contractual rights of the note holders have been stayed by a Federal Bankruptcy court.

Subsequent Event:

As of December 31, 2007, these notes plus all accumulated interest was discharged by the United States Bankruptcy Court.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer and Principal Financial and Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States
33.1[1]	Order Confirming 360 Viansa, LLC's Second Amended Plan of Reorganization (Plan attached).
34.1[1]	Order Confirming 360 Global Wine Company, Inc.'s Disclosure Statement and Plan of Reorganization (Plan attached).

1 Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 18, 2012

360 Global Investments
By: /s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr. Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, A. John A. Bryan, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of 360 Global Investments for the quarter ended September 30, 2007;

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

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 18, 2012

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-QSB12/A for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

September 18, 2012	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2012

360 Global Investments
By: /s/ John A. Bryan, Jr.
John A. Bryan, Jr. Chief Executive Officer