Form 10-K
period 2007-12-31
360 GLOBAL WINE CO
filed 2012-10-03
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: _______________

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

8439 Sunset Boulevard, Suite 402, West Hollywood, CA 9069
(Address of Principal Executive Offices) (Zip Code)

(310) 777 8889
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,619,389

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

1

PART I

PART II

PART III

Audit Fees	32
Audit-Related Fees	32
Tax Fees	32
All Other Fees	32

PART IV

Item 15.	Exhibits, Financial Statement Schedules	36 (F-1)

PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about 360 Global Investments (“we,” “us”, "360 Global", the "Debtor", or the “Company”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including risks and uncertainties specific to our Company, our Chapter 11 filing, our industry, and changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person can assume responsibility for the accuracy and completeness of such statements.

All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, beyond those obligations required by law.

Other Information

On March 7, 2007 (the “Petition Date”), 360 Global and its wholly owned subsidiary 360 Viansa ("360 Viansa" or "Viansa") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. It is not possible to predict the outcome of the Chapter 11 proceedings or their effect on our business. On December 21, 2007, 360 Viansa’s Disclosure Statement and Plan of Reorganization (“Viansa Plan”) was confirmed by United States Bankruptcy Court for the District of Nevada. As of December 31 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Events

On December 12, 2007, 360 Global’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by United States Bankruptcy Court for the District of Nevada.

The Viansa Plan and the Viansa Confirmation Order can be found Exhibit 33.1. The Global Plan and the Global Confirmation Order can be found in Exhibit 34.1.

ITEM 1. BUSINESS

Overview

360 Global is a publicly traded investment holding company that has invested in a number of diverse business activities and that has targeted a number of industries for future investment. 360 Global is domiciled in the state of Nevada and its corporate headquarters are located in Los Angeles, CA.

360 Global has invested in or plans to invest in the following industries:

·        Alcoholic beverage brands focused in the wine category;

·        Mining, mineral extraction, and processing;

·        Biotechnology and medical diagnostic systems;

·        Oil and Gas exploration, production, and distribution;

·        Residential Real Estate;

·        Aviation and aircraft manufacturing;

·        Investment banking services;

·        Financial Services;

·        Stock brokerage and Money Management;

·        Entertainment and Media;

·        Formula One Racing;

·        Spectator Events-Aircraft and Rocket Racing;

·        Film and Television Production;

·        Music Production and Distribution;

·        Broadcast Media;

·        Vacation Properties;

·        Timeshare Properties and Property Management;

·        Energy Market;

·        Electricity Trading and Marketing to commercial and residential customers.

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global's residual interest in the Texas Property was limited to $250,000 with any excess proceeds from disposal going to the Global Trust for the benefit of the creditors.

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

10Q for the 2nd quarter of 2012

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

Subsequent Events

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000.

Authorization of Common Stock

As of December 31, 2007, 360 Global has 100,000,000 shares of Common Stock authorized at .001 par value with 8,619,389 issued and outstanding. All common stock and warrants were subsequently cancelled pursuant to the Global Plan confirmed by the Bankruptcy Court.

Subsequent Events:

In December of 2008, the Bankruptcy Court confirmed the Global Plan, ordering that all Global pre-confirmation equity interests be cancelled and that the Board of Directors of Reorganized Global shall be authorized to amend the Articles of Incorporation and Bylaws to authorize the issuance of fifty million shares of New Common Stock. The Board of Directors shall determine in their discretion the rights, privileges and restrictions granted or imposed on such shares.

The New Common Stock is to be issued pursuant to the Global Plan in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and of state and local securities laws afforded by Section 1145 of the Bankruptcy Code, Reorganized Debtor's new common stock to be issued pursuant to the confirmed Global Plan need not be registered under the Securities Act or any state or local securities laws.

Authorization of Preferred Stock

Subsequent Events:

In December of 2008, the Bankruptcy Court confirmed the Global Plan, ordering that all Global pre-confirmation equity interests be cancelled and that the Board of Directors of Reorganized Global shall be authorized to amend the Articles of Incorporation and Bylaws to authorize the issuance of ten million shares of Preferred Stock. The Board of Directors shall determine in their discretion the rights, privileges and restrictions granted or imposed on such shares.

The New Preferred Stock is to be issued pursuant to the Global Plan in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and of state and local securities laws afforded by Section 1145 of the Bankruptcy Code, Reorganized Debtor's new common stock to be issued pursuant to the confirmed Global Plan need not be registered under the Securities Act or any state or local securities laws.

Business Segments

We do not segment the business internally beyond the reporting of consolidated and subsidiary financial performance.

2007 Business Operations

During the course of 2007, 360 Global restructured all its business including its subsidiary 360 Viansa, a Sonoma-based vineyard and tourist destination. From 2001 to 2002, Viansa was one of the premier destinations in Sonoma, CA with annual sales of approximately $20,000,000 per year. During 2006 and 2007 Viansa was starved of capital and in March of 2007 Mr. Anthony John. A. Bryan, Jr. ("Bryan") was appointed Chief Executive Officer immediately prior to the bankruptcy filing. The situation at Viansa was dire and the company had only $300 left in the bank account. Viansa was insolvent; there was no cash, no food in the Viansa food market, no merchandise for sale in the marketplace, and the national wine club had stopped shipping to its 9,000 members. Viansa did not have the funds to make payroll at the end of March 2007. All of Viansa’s suppliers had stopped delivering goods and services. The garbage was building up on the property because Waste Management would no longer collect waste and employees were forced to fill pickup trucks with garbage.

Laurus was the secured lender. They told management they estimated the value of the Viansa estate had dropped to between $8,000,000 and $12,000,000 in March 2007. Laurus did not foreclose because they were so far underwater.

By the end of November, 2007, the Viansa Plan was filed and Viansa was sold for a total of $40,667,075. During the turnaround, monthly sales increased by 438%.

Filing for Chapter 11

On March 7th, 2007, the Company filed a voluntary petition for relief with the Bankruptcy Court under the Bankruptcy Code 11.

Following are summaries of the problems encountered by new management, the remedial actions new management implemented, and the results achieved.

Problems encountered by new management

The wine club was collapsing

Viansa had one of the largest wine clubs in the nation. In March, the Viansa Tuscan Wine Club was collapsing. The company had not made monthly wine club shipments since December 2006. The 2006 Christmas gifts that had been paid for by customers in November and December of 2006 had not been shipped. The number of people resigning from the club was approximately 2,000 members per month.

No merchandise

Viansa had always been famous for selling great food products, merchandise, wine, and gifts. In March of 2007, none of this was available at the marketplace any longer. The shelves of the marketplace were filed with wine bottles to hide the lack of inventory.

Visitors and tourists were not coming any longer

Daily number of visitors to the vineyard and marketplace was to a trickle. Most of the tour groups and limousines had stopped bringing visitors and tourists.

Weddings and special events

Viansa was one of the top wedding destinations in the state of California. However, weddings and special events had suffered as well. Viansa had 60 weddings scheduled for 2007. As soon as those who booked these weddings heard we were in bankruptcy, we were inundated with cancelation requests. The former management had devastated customers for special events by taking all the deposits for the more than 60 booked weddings and spent the money before Bryan was appointed Chief Executive Officer.

Grape Growers and Litigation threatened Viansa’s very existence

The Viansa grape growers had not been paid since the spring of 2006. The farmers and their families were devastated. Crops were harvested, and delivered to Viansa, but were never paid for. Viansa’s growers were forced to borrow money and get by as best they could. By March of 2007, they were all on the verge of leaving Viansa and we were confronted with growers that wanted to declare their contracts void and sell their grape crops elsewhere. Under California law farmers retain a first priority lien over Viansa’s assets until they are paid for agricultural products. Had the growers proceeded with their intended plans, they would have destroyed one of Viansa biggest assets; Viansa’s unique Italian varieties of wines. We worked hard to regain the growers' confidence and paid them in full within 100 days of filing for Chapter 11.

Landlord of production facility filed in the bankruptcy court to evict us

Viansa had a 60,000 square foot production facility in Sonoma, 3 miles from the vineyard. The wine was fermented, produced, barreled, and bottled at this location. The landlord of this winemaking facility filed a suit on March 1st, 2007 to evict us from the premises because former management had not paid rent in over 8 months and the landlord wanted us out “no matter what” by March 31st,2007 (we got three week’s notice). Had this eviction been successful, Viansa would have lost its winemaking facility, and worse, lost its Alcohol and Tobacco Tax and Trade Bureau (“TTB”) permit as a winemaker. This would have forced us to close the Sonoma marketplace and public tasting room as well as stop shipping wine to the approximately 8,000 Viansa wine club members every month in 38 states across the US. It would have basically shut down the national wine club and stopped all revenues. Our regulatory lawyer said “We would be out of business for about 9 months until new permits were issued by the TTB”.

Problems with the County

The County of Sonoma sued Viansa in February 2007 demanding to revoke Viansa’s operating license and put the Company completely out of business because of permitting violations and other violations of the Americans with Disabilities Act (ADA) regulations which had been ignored by previous management for years. The new management team cooperated with the County and rectified all the violations and as a result, the County decided to withdraw the suit.

The wine club customer service

The customer service department was receiving over 1,000 calls per week from angry wine club members wanting to resign. The customer service staff did an excellent job handling the complaints and minimized resignations. However, during the first and second quarter of 2007, the wine club was losing over 2,000 members per month because customers were charged for orders which were never shipped or delivered.

By June of 2007, the new management had shipped every late order. By the 4th quarter, customer service was down to only about 25 complaints a week and resignations were below 2% per month.

Turnaround Remedial Actions Implemented by New Management

Restoring cash flow

New management cut over $600,000 of monthly recurring cost in the first 2 weeks after filing for Chapter 11. Viansa was restored to positive operating profit in the first 3 months by reducing layers of management, closing offices, cutting staff, replacing merchandize, and shipping overdue orders to customers. Out of nearly 125 employees, over 50 were laid off or replaced in the first 12 weeks. The recruiting effort was done internally and resulted in dramatic improvement in moral, customer service, and performance.

The wine club

Within 90 days, The Tuscan Club started growing by over 5% per month. It went from a low of 9,000 members to over 12,000 members from March to December 2007and became once again one of the largest wine clubs in America.

Record merchandising

The gift merchandise, food products, and deli were completely revamped, upgraded, and revitalized. Wine, gift, food, and deli sales in the Viansa Marketplace and tasting rooms increased to all-time historic levels.

Viansa became the most visited winery in the U.S.

The turnaround resulted in Viansa becoming the most visited vineyard in the US with an annualized visitor rate of more than 300,000, an increase from 75,000 in March 2007. The wine club was growing again and our new on site wine experts were able to convert 4% of Viansa’s visitors into wine club members every month. This is an excellent performance and was up from less than 1% in February and March of 2007.

Viansa’s settlement with growers and other litigants

The grape growers signed new contracts with Viansa insuring a great future and management signed a 3-year lease with the landlord for the 8th street production facility. The settlement with Kirkland Ranch resulted in the return of over $4,000,000 of wine inventory for a payment of only $475,000. All lawsuits were settled during the Chapter 11.

ADA issues were addressed and the suits dropped

During the bankruptcy, we spent approximately $1,700,000 in capital improvements. Virtually all the ADA issues the County had identified over the years were repaired or addressed. A new water treatment facility was designed and engineered and the County permits were applied for. The parking lot and all surface roads were resurfaced, painted, renovated, and became accessible to wheelchairs and safer to walk on. The marketplace was completely cleaned and totally renovated with completely new merchandise and great food products.

Winemaking

Under Viansa’s winemaker, Ron Goss, the winery improved the quality of Viansa wine dramatically. A new Cabernet brand named V was introduced that has been rated one of the finest cabernets in the world.

Laurus and the DIP Financing

The largest secured lender, Laurus Funds, supported the new management team by investing additional capital to pay the growers and rebuild the business. Laurus invested over $6,000,000 of DIP financing during the Chapter 11. This was discharged in December of 2007 when the Viansa Plan was confirmed.

Results of Operations

Comparison of the twelve-month period ended December 31, 2007 to the twelve-month period ended December 31, 2006.

Revenues

For the twelve months ending December 31, 2007, revenues were $0 for continuing operations and $15,587,475 from discontinued operations as compared to $17,268,132 for the fiscal year ending December 31, 2006.

Cost of Goods Sold

For the twelve months ending December 31, 2007, cost of goods sold were $0 for continuing operations and $14,524,377 from discontinued operations compared to $9,695,739 for the twelve months ending December 31, 2006.

Sales and Marketing Expense

For the twelve months ending December 31, 2007 sales and marketing expenses were $1,777 for continuing operations and $2,586,740 for discontinued operations compared to $9,881,330 for the twelve months ending December 31, 2006.

General and Administrative Expense

For the twelve months ending December 31, 2007 general and administrative expenses were $2,760,602 for continuing operations and $4,578,835 for discontinued operations compared to $24,843,226 for the twelve months ending December 31, 2006.

Provision for Income Taxes

For the twelve months ending December 31, 2007 and 2006, the Company made no provision for income taxes.

Stock Compensation Expense

For the twelve months ending December 31, 2007 and 2006, there were no stock compensation plan in place.

Net Income

For the twelve months ending December 31, 2007, the Company recorded a net income of 36,300,116 compared to a loss of $89,125,751 for the twelve-month period ending December 31, 2006. The net income for 2007 consisted of a loss from continuing operations of $2,852,379 and a gain from discontinued operations of $39,152,495 compared to a loss from continuing operations of $85,734,062 and a loss from discontinued operations of $3,931.689 in 2006.

Interest and Other Expense

For the twelve months ending December 31, 2007, the Company had $0 interest expense from continuing operations and $3,298,573 from discontinued operations compared to $9,140,346 for the twelve-month period ending December 31, 2006.

Corporate History

The Company was originally incorporated in the State of Nevada on May 15, 2000 under the name Tech-net Communications, Inc.

On August 1, 2003, a share exchange was conducted between the Company and Knightsbridge Fine Wines, Inc. (“Knightsbridge”), a Nevada corporation. As a result of the share exchange, Knightsbridge became a wholly owned subsidiary of the 360 Global. In exchange, the company issued 12,402,500 shares of Common Stock to the former shareholders of Knightsbridge. This share exchange resulted in change of control, as the former shareholders of Knightsbridge subsequently owned a majority of the Company’s voting stock (82.89%).

Effective August 13, 2003, the Company’s common shares underwent a two for one forward stock split. Also on August 13, 2003, the Company’s Articles of Incorporation were amended to change the name of the Company to Knightsbridge Fine Wines, Inc., as agreed to by a majority of the voting shareholders.

On October 16, 2003, the Company entered into a purchase agreement with Gryphon Master Fund, L.P. (“Gryphon”), a Bermuda limited partnership. Pursuant to this agreement, Gryphon purchased a $1,500,000 7.5% convertible note due October 16, 2006 from the Company. Gryphon also received warrants to purchase 416,667 shares of the Company’s common stock.

On November 6, 2003, a closing was held in Argentina under a stock purchase agreement for the acquisition by the Company’s wholly-owned subsidiary, KFWBA Acquisition Corp., a Nevada corporation (“KFWBA”), of Bodegas y Venedos Anguinan S.A. (“Bodegas y Venedos”). The purchase price consisted of a combination of $200,000 (USD) and one million shares of the Company’s restricted common stock. Additionally, KFWBA entered into put options agreements with both of the former shareholders Bodegas y Venedos, which provide that those former shareholders can compel KFWBA to purchase a specific portion of the Company’s shares delivered as a part of the purchase price of Bodegas y Venedos.

On December 22, 2003, the Company entered into a second purchase agreement with Gryphon. Pursuant to this agreement, Gryphon purchased a $2,000,000 7.5% convertible note due December 22, 2006 from the Company. Gryphon also received warrants to purchase 1,111,111 shares of the Company’s common stock.

On April 21, 2004, the Company acquired a 50% interest in Kirkland Knightsbridge, LLC, a California limited liability company (the “Joint Venture Sub”) pursuant to a certain capital stock contribution agreement by and among the Company, the Joint Venture Sub, Kirkland Ranch, LLC, a California limited liability company, and Mr. Larry Kirkland. In exchange for its 50% membership interest, the Company made a capital contribution equal to $10,000,000 through the issuance of 4,255,320 share of its common stock.

Also on April 21, 2004, the Company entered into a securities exchange agreement with Gryphon. The Company issued a $5,500,000 7.5% senior secured convertible note due April 21, 2006 and a warrants to purchase 8,055,556 shares of the Company’s common stock. In exchange, the Company received $2,000,000 in cash and the Company’s 7.5% convertible notes previously sold to Gryphon (total face value of $3,500,000).

On May 28, 2004, the Company entered into a note purchase agreement with each of Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP (collectively, the “Purchasers”). The Purchasers purchased from the Company convertible promissory notes due August 26, 2004 in the total principal amount of $500,000. This agreement was amended on September 30, 2004 because the Company was in default with respect to the convertible notes. The amendment extended the maturity date of the notes to November 9, 2004 and provided for the Company to issue 300,000 shares of common stock to the Purchasers.

On September 30, 2004, the Company and Gryphon entered into a debt restructuring agreement. Pursuant to the agreement, Gryphon agreed to cancel certain penalties owed to it under the senior secured convertible note dated April 21, 2004 in return for the Company issuing a new 6% promissory note due August 31, 2005 in the amount of $700,000.

On February 15, 2005, the Company’s Articles of Incorporation were amended to change the name of the Company to 360 Global Wine Company, as agreed to by a majority of the voting shareholders.

In the first quarter of 2005, the Company agreed to acquire 18.7% of the outstanding shares of First Montauk Financial Corp. (FMFC) from a group of individuals and an entity (BMAC). The Company retained 360 Global Financial LLC2 (360GF) (not a related party) to provide investment banking services in our acquisition of the shares of FMFC common stock. The agreement with 360GF provided for the payment of 1,200,000 shares of our common stock payable in three separate payments of 400,000 shares based upon the completion of certain milestones. We issued the first 400,000 shares of our common stock with a fair value of $2,735,005. BMAC, the entity that was selling the FMFC shares to us, was not able to deliver its shares as contemplated in the original agreement. Accordingly, the FMFC share acquisition transaction has been cancelled and we instructed our transfer agent that the shares issued to BMAC are to be cancelled and are currently awaiting the receipt of the stock certificate issued to 360GF for cancellation.

On June 21, 2005, the Company’s wholly-owned subsidiary 360 Viansa LLC (“360 Viansa”), a Nevada limited liability company, entered into an asset purchase agreement with Viansa Winery, a California Limited Partnership (the “Partnership”), and La Fontana di Viansa, LLC, a California limited liability company (the “LLC”). 360 Viansa purchased certain winery, wine bar, and restaurant assets from the Partnership and the LLC for $31,000,000 cash.

On July 7, 2005, the Company entered into a security and purchase agreement with Laurus, a Cayman Islands company. Pursuant to the agreement, the Company issued to Laurus a three-year term note in the aggregate principal amount of $34,500,000 and a three-year revolving note equal to up to $3,000,000.

On January 13, 2006, the Company entered into a stock purchase agreement with BMAC Corp. (“BMAC”), a Nevada corporation, and the stockholders of BMAC. The Company was to acquire all of the outstanding shares of common stock of BMAC in return for $1,465,875 payable in shares of the Company’s common stock. Also on January 13, 2006, the Company entered into stock purchase agreements with each of 10 stockholders of First Montauk Financial Corp., a New Jersey corporation (“FMFC”). The Company was to acquire all of the outstanding shares of FMFC owned by such stockholders for $3,759,953 payable in shares of the Company’s common stock. BMAC was, however, unable to fulfill its obligations under the agreement. Accordingly, the FMFC share acquisition transaction was cancelled.

On February 28, 2006, the Company effected a 1-for-150 reverse stock split of its common stock.

On March 31, 2006, the Company invested in the business of extractive minerals and processing. 360 Global acquired all of the stock of Springer Mining Company (“Springer”) for $3,000,000. The purchase price consisted of $600,000 in cash and a note issued by us for $2,400,000 to the prior owner of Springer (General Electric Company). In addition to this, we entered into an agreement to purchase the processing rights to the mineral Kaolin. The acquisition agreement with the holder of the mineral processing rights required us to issue them 6,800,000 shares of our common stock. The seller was unable to deliver the mineral processing rights; so, we terminated the agreement. We did not physically deliver the 6,800,000 shares to the seller of the mineral processing rights and have entered into an agreement whereby both parties have relinquished all potential claims against the other.

On March 7, 2007, the Company and its wholly owned subsidiary, 360 Viansa, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.

Subsequent Events:

On March 25, 2008, the Debtor sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000. Global's residual interest in this sale was limited to $250,000.

On December 16, 2008, the Global Plan was approved by the United States Bankruptcy Court for the District of Nevada.

On May 10, 2012 the Articles of the Company were amended in order to conduct a name change. The name of the Company changed from 360 Global Wine Company to 360 Global Investments.

Employees

On December 31, 2007, we have 1 employee and officer, A. John A. Bryan, Jr., who is the Chief Executive Officer of the Company, as well as several consultants who research investment opportunities in the various fields the Company is active in as described in Item 1.

None of our employees is represented by a labor union and we consider our relationships with our employees and consultants to be excellent.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR COMMON STOCK

THE PLAN OF REORGANIZATION WILL RESULT IN THE CANCELLATION OF OUR COMMON STOCK PURSUANT TO THE GLOBAL PLAN. THERE IS NO ASSURANCE THAT EQUITY HOLDERS WILL RECEIVE ANY VALUE WHATSOEVER.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

For the twelve-month period ended December 31, 2007, there are no unresolved staff comments.

ITEM 2. PROPERTIES

For the twelve-month period ended December 31, 2007, our U. S. corporate office was located in Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

During the course of 2007, the Company was involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. As of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Chapter 11 Proceedings

On March 7, 2007, 360 Global and its wholly owned subsidiary 360 Viansa filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code”) in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Events

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

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

	HIGH	LOW
FISCAL YEAR 2006
First Quarter	$7.50	$0.053
Second Quarter	$7.50	$3.00
Third Quarter	$4.50	$2.50
Fourth Quarter	$4.10	$3.45

FISCAL YEAR 2007
First Quarter	$3.83	$1.25
Second Quarter	$1.70	$0.89
Third Quarter	$1.29	$0.85
Fourth Quarter	$1.00	$0.01

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 our common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

On March 6, 2007 - the day of the filing for Chapter 11 - the symbol changed to "TSIXQ".

Subsequent Events:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

·        3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;

·        1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;

·        50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;

·        100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;

·        100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2007, the Company issued 9,000 shares of its common stock as compensation to eleven investors as an interest payment on short term loans with a value of $31,500 based on the fair value of the stock on the date of issuance.

During the quarter ended March 31, 2007, the Company issued 20,000 shares of its common stock to a former employee as partial satisfaction of his severance package at the contractually specified conversion price of $3.50 per share amounting to $70,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans

During the quarter ended March 31, 2007, the Company issued 20,000 shares of its common stock to an employee at the contractually specified conversion price of $3.50 per share amounting to $70,000.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On March 7, 2007 the Company and its wholly owned subsidiary 360 Viansa filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. As of Dec 31st 2007, all lawsuits and liabilities were settled or through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

Subsequent Events

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan is January 10, 2009.

Our Business

360 Global is a publicly traded investment holding company that has invested in a number of diverse business activities and that has targeted a number of industries for future investment. 360 Global is domiciled in the state of Nevada and its corporate headquarters are located in Los Angeles, CA.

360 Global has invested in or plans to invest in the following industries:

• Alcoholic beverage brands focused in the wine category;

• Mining, mineral extraction, and processing;

• Biotechnology and medical diagnostic systems;

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

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt.

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

10Q for the 2nd quarter of 2012

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

Subsequent Events:

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000.

Mergers, Acquisitions and Divestitures

For the twelve-month period ended December 31, 2007, there were no Mergers or Acquisitions.

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global's residual interest in the Texas Property was limited to $250,000.

Correction of Errors in Previously Issued Financial Statements

There are no corrections of previously issued financial statements.

Inventory Revaluation

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global's residual interest in the Texas Property was limited to $250,000.

 As of December 31st 2007, the Company’s inventory equals $0, compared to $15,743,982 as of December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company's working capital is limited. The Chapter 11 has discharged the debt from Laurus and Gryphon as well as all payables. Payables were transferred to a Liquidation Trust so that general unsecured creditors could be repaid from recoveries.

The Company has suffered significant operating losses since its inception in its efforts to establish and execute the business strategy of previous management. The Company anticipates that it will continue to require additional working capital so that it can find, analyze, and make new investments. The Company intends to continue as an investment Company. In the event the Company is unable to raise additional funds to sustain its ongoing operations it would raise substantial doubt about the Company's ability to continue as a going concern.

There is no reasonable assurance at this time that new management can raise additional capital or find suitable investments.

Operating Activities

For the twelve-month period ended December 31, 2007, cash used in operating activities was $2,128,877, compared to $7,579,865 provided by operating activities for the twelve-month period ended December 31, 2006.

Financing Activities

For the twelve-month period ended December 31, 2007, cash used for financing activities was equal to $0, compared to $6,665,159 for the twelve-month period ended December 31, 2006.

Investing Activities

For the twelve-month period ended December 31, 2007, cash used for investing activities was equal to $0, compared to cash from investing activities of $190,601 for the twelve-month period ended December 31, 2006.

Impact of Derivatives on Liquidity

For the twelve-month period ended December 31, 2007, impact of derivatives on liquidity was equal to $0 as all convertible notes, warrants and stock-options were discharged by bankruptcy.

Contractual Obligations and Commitments

The Company has currently no contractual obligations or commitments.

Capital Expenditures

For the twelve-month period ended December 31, 2007 capital expenditures were $0, compared to $66,577 in the twelve-month period ended December 31, 2006.

Management’s Strategy and Plan for the Future

Subsequent Events

On December 12, 2008, Global Plan was confirmed by the Bankruptcy Court and can be found as Exhibit 34.1 to this presentation.

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

10Q for the 2nd quarter of 2012

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

 The Company's full strategy and plan for the future is described in the Global Plan, which is filed in Exhibit 34.1.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Information Regarding Forward-Looking Statements

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about the Company, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, beyond those obligations required by law.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS LIKELY TO BE CANCELLED PURUANT TO THE GLOBAL PLAN. THERE IS NO ASSURANCE THAT EQUITY HOLDERS WILL RECEIVE ANY VALUE WHATSOEVER.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

All financial information required by this Item is attached hereto at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ending December 31, 2007, there were no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company’s controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 2007, new management began an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007 were ineffective because of, but not limited to, the material weaknesses discussed below.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material weakness has been identified during the audit of our December 31, 2007 financial statements relating to the December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007 financial statements. Since 2003 there has been a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. There has also been inadequate knowledge of the application of certain technical interpretations of certain generally accepted accounting principles. The Company has not retained outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding these controls were requested or prepared.

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

In connection with the preparation of our Annual Report on Form 10-K for fiscal 2007, management has identified material weakness in the operations of the Company’s internal control. The material weakness relate to, among other things, the completeness of the review and inadequate consideration in the application of many technical interpretations of generally accepted accounting principles as evidenced by adjustments in several areas.

New management will continue the efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies, engaging third-party financial and financial system consultants, and improving standards. Accordingly, the material weaknesses may not have all been identified and are not yet remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Our ability to implement any improvements in these areas will be limited by our human and financial resources.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
A. John A. Bryan, Jr.	56	Chief Executive Officer and Chief Restructuring Officer
Michael L. Jeub	68	Director

A. JOHN A. BRYAN, JR. , Chief Executive Officer and Chief Restructuring Officer . A. John A. Bryan Jr. was appointed as our Chief Executive Officer and Chief Restructuring Officer on March 7, 2007. A. John A. Bryan, Jr. is also the CEO or The Watley Group, LLC, a California based consulting firm specializing in Chapter 11 reorganizations, mergers and acquisitions, and management consulting. Mr. Bryan was formerly the CEO of Cetalon Corporation, a health and nutrition company operating as a licensee of Sears Roebuck that filed for Chapter 11 in January of 2003. From 1987 to the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. In that capacity, from 2000 to the present, Mr. Bryan worked directly on the restructuring of Claydan Enterprises, the predecessor company of Cetalon Corporation and he was involved in plan of reorganization of Seracare, Inc. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh.

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

Audit Committee, Financial Expert and Compensation Committee

Our Audit Committee is composed of Michael Jeub. The Audit Committee assists our Board of Directors in fulfilling their oversight responsibilities with respect to:

•	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission,
•	System of internal controls,
•	Financial accounting principles and policies,
•	Internal and external audit processes, and
•	Regulatory compliance programs.

The committee may meet periodically with management to consider the adequacy of our internal controls and financial reporting process. It also may discuss these matters with our independent auditors and with appropriate financial personnel employed by us. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.

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

Based solely on our review of copies of such reports, we believe that we are not compliant with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2007.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2007 and 2006 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. John A. Bryan, Jr.	2007	225,000		0	0	0	0	0	0
Joel A. Shapiro (1)	2006	275,000	0	9,689,625	0	0	0	0	0
President and Director

Outstanding Equity Awards at Fiscal Year-End Table.

There were no Outstanding Equity Awards.

Director Compensation

There was no Director Compensation.

Our directors who are employees do not receive any compensation from us for services rendered as directors.

Each of our non-employee directors receives 15,000 shares per year for serving on the Board of Directors .

Non-employee directors may in the future be granted incentive-based stock compensation.

Employment Agreements and Change of Control Arrangements

The Company does not have an employment agreement in place with any of its other executive officers. No change of control is contemplated at this time.

Stock Option Plans

The Company currently offers no stock option or incentive plans.

 ITEM 12. YEAR END 2007 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, subject to community property laws where applicable. Except as otherwise indicated, the address of each beneficial owner is c/o our business address 8439 Sunset Boulevard, Suite 402, Los Angeles, CA 90069.

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,619,389 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Number of Shares as of December 31st, 2007

	Number of		Number of	Total	Percent of
	Shares		Shares	Shares	Shares
	Beneficially		Underlying	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned		Options	Owned	Owned(2)

5% Shareholders:
Joel Shapiro 1711 Propietors Crossing New Canaan, CT 06840	1,249,925			1,249,925	14.5%

The Watley Group LLC 8439 Sunset Boulevard, Suite 402 West Hollywood, CA 90069	469,800			469,800	5.45%

Directors and Named Executive Officers:
A. John A. Bryan	469,800	(3)	—	469,800	5.45%

Michael L. Jeub	—		—	—	-%

All directorsand executive officers as a group	1,719,725			1,719,725	19.95%

(1)

Based on Schedule 13G/A filed with the SEC on February 14, 2007 by Laurus. As of December 31, 2006, Laurus held (i) a Secured Convertible Term Note, in the aggregate initial principal amount of $34,500,000, which is convertible into Shares at a conversion rate of $3.50 per Share, subject to certain adjustments (the "Term Note"), (ii) warrants to acquire 166,675 Shares at an exercise price of $46.50 per Share, subject to certain adjustments (the "2005 Warrants"), (iii) warrants to acquire 650,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the "March Warrants"), (iv) warrants to acquire 350,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the "September Warrants", and together with the 2005 Warrants and the March Warrants, the "Warrants"), and (v) 349,680 Shares. The Term Note and each of the Warrants contain an issuance limitation prohibiting the Fund from converting or exercising those securities to the extent that such conversion or exercise would result in beneficial ownership by Laurus of more than 4.99% of the Shares then issued and outstanding (the "4.99% Issuance Limitation"). The 4.99% Issuance Limitation may be waived by the Fund upon at least 75 days prior notice to the Company and shall automatically become null and void following notice to the Issuer of the occurrence and/or continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument). Laurus is managed by Laurus Capital Management, LLC. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by the Fund.

All Laurus debt was discharged by Court Order pursuant to the Viansa Plan. All warrants and Equity were cancelled by Court Order pursuant to the Global Plan.

30

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

All Gryphon debt was discharged by Court Order pursuant to the Viansa Plan. All warrants and Equity were cancelled by Court Order pursuant to the Global Plan.

(3)	Represents shares issued to the Watley Group LLC, of which Mr. Bryan is the President and Chief Executive Officer.

ITEM 12A. YEAR END 2008 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

	Shares	%
John Bryan	1,412,410	28.25
Levene, Neale, Bender, Yoo & Brill L.L.P.	1,288,970	25.78
360 Global Wine Company liquidating Trust*	550,284	11.01
Gryphon Master Fund	422,975	8.46
Kirkland Knightsbridge LLC	360,769	7.22

* Trust Shares held for 3th parties

Changes in Control

We are not aware of any arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the twelve-month period ended December 31, 2007, there are no related transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us for the fiscal years ended December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings are for the 10K and three 10Q's were fully provided for in the Viansa Plan.

Audit Committee Policies and Procedures

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

 Tax Fees

For the twelve-month period ending December 31, 2007, there are no tax fees paid.

All Other Fees

For the twelve-month period ending December 31, 2007, there are no other fees.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

41.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

42.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.1+	Order Confirming 360 Viansa, LLC's Second Amended Plan of Reorganization (Plan attached)

34.1+	Order Confirming 360 Global Wine Company, Inc.'s Disclosure Statement and Plan of Reorganization (Plan attached)

+ Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2012

360 Global Investments
By: /s/ A. John A. Bryan
A. John A. Bryan, Jr. Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company)

Los Angeles, California

We have audited the accompanying consolidated balance sheets of 360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. In addition, the Company has filed for Chapter 11 bankruptcy protection in order to reorganize and work out its debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Hall Group, CPAs

Dallas, Texas

August 14, 2012

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2007 and 2006
____________________________________________________________________

ASSETS

	2007	2006

Current Assets
Cash & Cash Equivalents	$0	$148,810
Accounts Receivable	0	970,895
Inventories	0	15,743,982
Prepaid Expenses	0	476,908

Total Current Assets	0	17,340,595

Other Assets
Property, Vineyard, Plant & Equipment	0	12,573,084
Assets Held for Sale	250,000	11,312,514
Other Assets	0	0
Intangible Assets	0	290,348

Total Other Assets	250,000	24,175,946

Total Assets	$250,000	$41,516,541

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2007 and 2006
____________________________________________________________________

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
Liabilities & Stockholders' Equity
Liabilities
Current Liabilities
Note Payable in Default	$0	$4,492,500
Bank Overdraft	0	467
Accounts Payable - Trade	0	6,617,889
Accrued Expenses and other liabilities	250,000	2,449,382
Other Liabilities	0	0
Line of Credit	0	0
Accrued Interest	0	4,965,430
Deferred Revenue	0	0
Notes Payable, Short-Term	0	1,633,464
Notes Payable, Long-Term, Current Portion	0	0
Financial Instrument Derivatives	0	35,634,682

Total Current Liabilities	250,000	55,793,814

Long Term Liabilities
Note Payable, Long-Term	0	22,496,344

Total Long-Term Liabilities	0	22,496,344

Total Liabilities	250,000	78,290,159

Stockholders' Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 and 8,484,103 shares issued and outstanding as of December 31, 2007 and December 31, 2006.	8,619	8,484
Additional Paid-In Capital	61,422,689	60,949,323
Accumulated Deficit
Accumulated Deficit	(97,731,424)	(97,731,424)
Net Income	36,300,116	(89,125,751)
Total Accumulated Deficit	(61,431,308)	(186,857,175)
Total Stockholders' Equity	0	(36,773,617)
Total Liabilities & Stockholders' Equity	$250,000	$41,516,541

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
___________________________________________________________________________________

	2007	2006

Revenues	$0	$17,268,132

Cost of Goods Sold - continuing operations	0	(9,695,739)

Gross Profit - continuing operations	0	7,572,393

Operating Expenses
Sales & Marketing	91,777	9,881,330
General & Administrative	2,760,602	24,843,226
Total Operating Expenses - continuing operations	2,852,379	34,724,556

Loss from Continuing Operations	(2,852,379)	(27,152,163)

Other Income (Expense) from Continuing Operations
Interest Expense
Interest Expense	0	(9,140,346)
Interest Expense - Original. Issue Discount Accretion	0	(19,189,846)
Interest Expense - Derivatives Financial Instruments	0	(6,245,007)
Total Interest Expense	0	(34,575,199)

Decrease in the fair market value of Financial Instrument Derivatives	0	(23,831,044)
Other Income (Expense)	0	(175,656)
Total Other Income (Expense) from Continuing Operations	0	(24,006,700)

Income (loss) from continuing operations	(2,852,379)
Discontinued Operations
Income (Loss) from Discontinued Operations	39,152,495	(3,391,689)
Total (Gain) Loss from Discontinued Operations	39,152,495	(3,391,689)

Income before taxes	36,300,116	(89,125,751)
Provision for taxes	0	0

Net Income	$36,300,116	$(89,125,751)

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
___________________________________________________________________________________

	2007	2006

Income (loss) per share of common stock:
Basic:
Income (loss) from:
Continuing operations	$(0.33)	$(11.56)
Discontinued operations	4.55	(0.46)

Net income (loss) per common share - basic	$4.22	$(12.02)

Diluted:
Income (loss) from:
Continuing operations	$(0.33)	$(4.33)
Discontinued operations	4.55	(0.17)

Net income (loss) per common share - diluted	$4.22	$(4.50)

Weighted average number of common shares - basic	8,602,710	7,418,959

Weighted average number of common assuming dilution	8,602,710	19,804,833

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006
____________________________________________________________________________________

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	$	Capital	Deficit	Total

Balance, December 31, 2005	438,074	$438	$15,658,694	$(8,605,673)	$7,053,459

Shares issued to employees as compensation	1,675,650	1,676	12,440,299		12,441,975
Shares issued to consultants as compensation	1,822,067	1,822	11,761,695		11,763,517
Shares issued for cash	71,429	71	249,929		250,000
Shares issued in connection with debt instruments	3,935,614	3,935	17,568,159		17,572,094
Shares issued in exchange for interest payments	359,545	360	383,047		383,407
Shares issued in exchange for warrants	181,724	182	-		182
Warrants issued for debt incentives			2,275,000		2,275,000
Warrants issued to short term note holder			350,000		350,000
Warrants issued to employees for future services			262,500		262,500
Net income (loss)				(89,125,751)	(89,125,751)

Balance, December 31, 2006	8,484,103	8,484	60,949,323	(97,731,424)	(36,773,617)

Shares issued to employees as compensation	40,000	40	139,960		140,000
Shares issued in connection with debt instruments	86,286	86	301,915		302,001
Shares issued in exchange for interest payments	9,000	9	31,491		31,500
Net income (loss)				36,300,116	36,300,116

Balance, December 31, 2007	8,619,389	8,619	61,422,689	(61,431,308)	-

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
___________________________________________________________________________________

	2007	2006
Cash flows from operating activities:
Net income (loss)	$36,300,116	$(89,125,751)
Add back: Net loss from discontinued operations	(39,152,495)	3,391,689
Net income (loss) from continuing operations	(2,852,379)	(85,734,062)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	-	391,097
Interest expense, non-cash	-	9,301,821
Interest expense, accretion of original issue discount	-	19,189,845
Decrease in other assets, net	-	407,164
Loss on forfeiture of KKLLC	-	2,306,187
Loss on write down of assets held for sale	-	1,211,755
Stock Compensation	473,501	24,399,387
Loss (gain) on fair market value of financial instrument derivative liabilities	-	32,118,592
Adjustments to net income (loss) from continuing operation	476,501	89,325,848

Decrease (increase) in assets:
Accounts receivable-trade	-	(282,443)
Inventories	-	(1,132,310)
Prepaid expenses and other	-	(113,470)
Increase (decrease) in liabilities:
Accounts payable-trade	-	1,289,353
Accrued expenses	250,000	1,870,026
Deferred Revenue	-	-
Note Payable in Default	-	-
Line of Credit	-	-
Accrued interest	-	2,356,923
Net cash provided (used) in operating activities of continuing operations	2,128,877	7,579,865

Cash flows from operating activities:
Purchase of property and equipment	-	(66,577)
Disposal of equipment	-	257,178
Cash provided (used) in investing activities	-	190,601

Cash flows from financing activities:
Sale of common stock	-	250,000
Disposition of stock value guarantee	-	(10,000,000)
Proceeds from notes payable	-	3,318,970
Bank overdraft	-	466
Payments on note payable	-	(234,595)
Cash provided (used) by financing activities	-	(6,665,159)

Cash (used) by discontinued operations	(1,980,068)	(1,085,502)

Net increase (decrease) in cash	(148,810)	19,805
Cash at the beginning of period	148,810	129,005

Cash at end of period	$0	$148,810

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

1.   Business and the Basis of Presentation, Organization and Nature of Operation

Description of Business

360 Global was incorporated in October 2002 in the state of Nevada. In August 2003, the Company completed a recapitalization transaction with Tech-net Communications, Inc. a Nevada corporation that was incorporated in May 2000 (reverse merger). Following the reverse merger the name Tech-net Communications, Inc. was changed to Knightsbridge Fine Wines, Inc. In February 2005, that name was changed from Knightsbridge Fine Wines, Inc. to 360 Global Wine Company. 360 Global is now the parent company to its operating subsidiary and is referred to herein as the Company. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of 360 Global. 360 Global is the continuing entity for financial reporting purposes. The financial statements have been prepared as if 360 Global has always been the reporting company and on the share exchange date, had changed its name and reorganized its capital stock. The recapitalization transaction results in severe limitations being in place on the use of the Company’s net operating loss carryovers.

360 Global is a publicly traded investment holding company that has invested in a number of diverse business activities and that has targeted a number of industries for future investment. 360 Global is domiciled in the state of Nevada and its corporate headquarters are located in Los Angeles, CA.

360 Global has invested in or plans to invest in the following industries:

• Alcoholic beverage brands focused in the wine category;

• Mining, mineral extraction, and processing;

• Biotechnology and medical diagnostic systems;

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

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global's residual interest in the Texas Property was limited to $250,000 with the remainder of the property transferred to the Global trust.

As Discussed in Note 13 pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. These condensed consolidated financial statements do not include the financial statements of Kirkland Knightsbridge, LLC (a California limited liability corporation) (“KKLLC”) and Springer Mining Company as the Company in May 2006 and then in June 2006 elected to treat the joint venture and then the subsidiary as a discontinued operation).

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of any allowance for doubtful accounts. Accounts receivable - trade, net was as follows:

	2007	2006
Accounts receivable - trade	$-	$975,328
Allowance for doubtful accounts	-	(4,433)

Accounts receivable - trade, net	$-	$970,895

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

Inventories

All direct and indirect costs related to the making of the bulk and bottled wine inventories are stated at the lower of average cost, which approximates the first-in, first-out (“FIFO”) method, or market value. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Capitalized unharvested grape crop costs amounted to $29,034 for the year ended December 31, 2006. For the year ended December 31, 2007, this cost amounted to $0 due to the sale of the wine business in December of 2007 via the Bankruptcy Court.

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

Mineral Remnants - Granite

Mineral - granite remnants is classified as a non-current asset and was acquired as part of the Texas property acquisition in June 2005. Mineral - granite remnants are granite slabs, pieces and blocks other aggregate stone indigenous to the Texas area as well as other granite slabs and assorted other stone that are from other areas both inside and outside of the United States. The Company after the Texas property acquisition but before it could start an extractive mineral business segment concluded that the financial resources necessary to pursue the second business segment would adversely affect its wine business segment. The Company in April 2006 concluded that the Texas property and the mineral - granite remnants should be sold. The Texas property in 2006 was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-current asset.

Subsequent Events:

By Bankruptcy Court Order entered on March 25, 2008, the Debtor sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 20 years. The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at December 31, 2007.

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees .. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123; Accounting for Stock-Based Compensation, under the intrinsic value method described in (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative and clarifies the fact that concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective f or the Company beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a significant impact on its financial statements.

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of December 31, 2007, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

3.   Discontinued Operations

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

 The Company's plan to discontinue operations for the KKLLC joint venture operation has resulted in material reduction of the joint venture's day-to-day operations due to the Company's decision to discontinue its support of the operation. Currently, it is the Company's belief that the only liability related to its plan as of September 30, 2006 is the contingent liability resulting from the Company's corporate guarantee of the Metropolitan Life Insurance Company ("MetLife") note (Notes 7 and 9). During the quarter ending September 30, 2006, the Company determined that they were no longer liable for the market value guarantee of the Company's common stock of $10,000,000 which was recorded in 2004.

The Company has accounted for the KKLLC discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of KKLLC have been excluded from the Company's continuing operations from acquisition date through December 31, 2006 and have been reported as a discontinued operation. The loss reported from the discontinued operation was $3,391,689 for the year ended December 31, 2006. The carrying value of the Company's investment in KKLLC joint venture at December 31, 2006 had been reduced to zero .

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

360 Viansa LLC

As part of the Company’s bankruptcy asset liquidation plan the Company’s whole owned subsidiary 360 Viansa was sold to Laurus Master Fund, Ltd for a total of $40,667,000. The sales resulted in a total discharge of the Company debt.

The Company has accounted for the 360 Viansa discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The results of operations of 360 Viansa have been excluded from the Company's continuing operations for the year ended December 31, 2007 and have been reported as a discontinued operation. The loss of $6,102,478 from operations through the sale date is included in discontinued operations for the year ended December 31, 2007. In addition because of the Company bankruptcy the write off of investment in the Company and related debt discharged resulted in a gain of $48,553,542. Also included in the discontinued operations is $3,298,568 of related interest expense.

Mineral Remnants – Granite

As a result of the bankruptcy plan limiting the Company’s interest in the Texas asset to $250,000 the asset, previously reclassified as an asset held for resale as a result of the Company previously adopted plan to discontinue mining operations, was written down to the Company’s net realizable value resulting in a loss of $10,274,269 being charge to discontinued operations for the year ended December 31, 2007. A $250,000 liability was accrued for professional fees.

As discussed in note 13 in March, 2008 the property was subsequently sold with all proceeds in excess of $250,000 being transferred to the bankruptcy trust for the benefit of the creditors.

4.   Inventories

As of December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Finished Goods - bottled wines	$-	$5,146,378
Bulk Wines	-	10,190,341
Deferred viticultural costs	-	29,034
Bottling supplies	-	97,311
Retail products	-	280,918

Total Inventories	-	15,743,982

Less: valuation reserve for wine inventories	-	-

Total inventories, net	$-	$15,743,982

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

The expense related to the valuation reserve for wine inventories for the periods ended December 31, 2007 and 2006 are both $0.

5.   Property, Plant, Equipment and Mineral Remnants - Granite

As of December 31, 2007 and 2006, property, plant, equipment and mineral remnants consisted of the following:

	2007	2006
Land	$-	$3,174,999
Cultivated land		775,092
Building, improvements and equipment	$-	$9,249,540
Total property, plant and equipment		13,199,631
Less: accumulated depreciation	-	(626,547)
Net property, plant and equipment		12,573,084
Mineral remnants - Granite granite	-	-

Property, plant, equipment and mineral remnants - granite, net	$-	$12,573,084

Depreciation expense for the years ended December 31, 2007 and 2006 was $402,779 and $391,097, respectively. 2007 depreciation expense is included in discontinued operations. There was no capitalized overhead for the years ended December 31, 2007 and 2006.

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

As discussed in Note 34 by Bankruptcy Court Order entered on March 25, 2008, the Debtor sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

6.   Notes Payable

As of December 31, 2007, all notes payable were discharged via bankruptcy.

Notes Payable in Default

As of December 31, 2007, all notes payable were discharged via bankruptcy; therefore there are no notes payable in default.

Short-Term Notes Payable

As of December 31, 2007, all notes payable were discharged via bankruptcy. Therefore, there are no short-term notes payable.

Gryphon Master Fund

As of December 31, 2006, the principal balance of the Gryphon note was $4,492,500. As of December 31, 2007, this note plus all accumulated interest was discharged by the United States Bankruptcy Court and therefore the year-end balance of the note is $0.

The discharge was pursuant to the Viansa Plan as approved by the Bankruptcy Court and confirmed on December 21st, 2007. The Order Confirming the Viansa Plan (docket 725) stated that all debt was extinguished. Gryphon received an interest in the Texas Property of $750,000 to be paid via the Global Trust as soon as the Texas Property is sold.

Long-Term Debt

Laurus Master Fund, Ltd.

As of December 31, 2006, the principal balance of the Laurus note was $38,604,158. As of December 31, 2007, this note plus all accumulated interest was discharged by the United States Bankruptcy Court and therefore the year-end balance of the note is $0.

The discharge was pursuant to the Viansa Plan as approved by the Bankruptcy Court and confirmed on December 21st, 2007. In the Viansa Plan Laurus was the stalking horse bidder with a credit bid equal to Laurus’ principal plus interest, for a total of $40,667,075.38. The Order Confirming the Viansa Plan (docket 725) stated that Laurus was this successful bidder and therefore, as of December 31, 2007, the Laurus note was extinguished. In exchange for the debt, Laurus received 100% of the equity securities in the Reorganized Debtor free and clear of all liens and claims plus an interest in the Texas Property of $1,414,000 to be paid via the Global Trust as soon as the Texas Property is sold.

Winthrop-Barrington.

As of December 31, 2007, the principal balance of the Winthrop-Barrington note was $1,000,000. As of December 31, 2007, this note is discharged by the United States Bankruptcy Court and therefore, the balance is $0.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

7. Financial Instrument Derivatives Liability

The following is a summary of the financial instrument derivative liabilities as of December 31, 2007 and 2006:

All Derivative Liabilities were discharged via bankruptcy in December 2007.

	December 31
	2007	2006
Gryphon note payable
Warrant liability	$-	$149,622
Conversion feature	-	-

Laurus note payable
Warrant liability	-	3,186,336
Conversion feature	-	31,488,083

Wynthrop note payable
Warrant liability	-	-
Conversion feature	-	810,641

Total	$-	$35,634,682

8.   Commitments and Contingencies

Lease Commitments

For the twelve-month period ending December 31, 2007, there are no lease commitments.

Litigation and Disputes

On March 7, 2007, the filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) stayed, but as of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company .

9.   Related Party Transactions

Issuance of Shares by an Officer and Major Stockholder

For the twelve-month period ending December 31, 2007, there was no issuance of shares by an officer or major stockholder.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

10.   Equity Transactions

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

10.   Equity Transactions (continued)

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

 10.   Equity Transactions (continued)

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

As of December 31, 2007 and 2006 there were 8,619,389 and 8,484,103 , respectfully, issued and outstanding.

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

Summary of Outstanding Warrants

For the twelve-month period ending December 31, 2007, there were no warrants granted. The total number of issued and outstanding warrants from prior years at December 31, 2007 was 1,084,779. Exercise of any such warrants was stayed by the Chapter 11 filing, all equity security interests were subsequently cancelled (see note 14).

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

12.   Acquisitions

For the twelve-month period ending December 31, 2007, the Company made no acquisitions.

13.   Subsequent Events

Sale of Mineral Remnants – Granite

By Bankruptcy Court Order entered on March 25, 2008, the Debtor sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000.

360 Global’s Disclosure Statement and Plan of Reorganization.

On December 12, 2008, 360 Global’s Disclosure Statement and Plan of Reorganization (“Global Plan”) was confirmed by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Global Plan can be found as an exhibit to this document.

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

Common Stock:

Pursuant to the confirmed Global Plan, all our common stock was cancelled on June 18, 2010 and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2007 and 2006

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

Creation of the Global Trust:

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

Transfer of Claims, Rights and Causes of Action to the Global Trust:

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

Since that time the Company has had no operations except for administrative expenses.

14.   Going Concern

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

 Exhibit 41.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, A. John A. Bryan, Jr. certify that:

1. I have reviewed this report on Form 10-K of 360 Global Investments.

2. Based on my knowledge and except as disclosed in the quarterly and annual statements filed with the SEC, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.;

3. Based on my knowledge and as disclosed in the quarterly and annual statements filed with the SEC, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report, ;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared, except as otherwise disclosed in the quarterly and annual statements filed with the SEC;
b)	Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, except as otherwise disclosed in the quarterly and annual statements filed with the SEC;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, except as otherwise disclosed in the quarterly and annual statements filed with the SEC;
d)	Disclosed in this report any change to the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; , except as otherwise disclosed in the quarterly and annual statements filed with the SEC, and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

October 2, 2012

/s/ A. John Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer and Principal Financial and Accounting Officer

35

 Exhibit 42.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 360 Global Wine Company (the "Company") on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr. , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

October 2, 2012

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer

36