Form 10-Q
period 2008-03-31
360 GLOBAL WINE CO
filed 2012-10-04
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

360 Global Investments and Subsidiaries
Consolidated Balance Sheet
March 31, 2008 and December 31, 2007

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current assets:
Receivable from sale of property	$250,000	$0
Total current assets	$250,000	$0

Assets held-for-sale	0	250,000

Total assets	$250,000	$250,000

360 Global Investments and Subsidiaries
Consolidated Balance Sheet
March 31, 2008 and December 31, 2007

LIABILITIES

	March 31, 2008	December 31, 2007

Accrued legal fees related to bankruptcy	$$250,000	$250,000

Total current liabilities	250,000	250,000

Total liabilities	$250,000	$250,000

EQUITY
Shareholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of March 31, 2008 and December 31, 2007.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,431,308)	(61,431,308)
Total shareholders' equity	0	0

Total liabilities and shareholders' equity	$250,000	250,000

360 Global Investments and Subsidiaries
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2008 and 2007 (Unaudited)

	For the Three-Month Period Ended
	March 31, 2008	March 31, 2007

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0
General and administrative	0	174,477
Legal fees	0	0
Employee stock compensation expense	0	140,000
Total operating expenses	0	314,477

Profit / (loss) from continuing operations	0	(314,477)

Other expense from continuing operations:
Interest expense	0	0
Interest expense - original issue discount accretion	0	0
Interest expense - derivative financial instruments	0	0
Total interest expense	0	0
Gain / (loss) on financial instrument derivatives	0	0
Extraordinary expense
Other (Income) Expense	0	0
Total other income (expense) from continuing operations	0	0
Income (loss) from continuing operations	$0	$(314,477)
Discontinued operations:
Loss from discontinued operations	0	(1,237,157)
Loss on disposal of discontinued operations	0	0
Loss on discontinued operations	0	(1,237,157)
Net income (loss)	$0	$(1,551,634)

360 Global Investments and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2008 and 2007 (Unaudited)

	For the Three-Month Period Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net Income (Loss)	$0	$(1,551,634)
Net loss from discontinued operations	0	(1,237,157)
Net loss from continuing operations	0	(314,477)
Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	140,000
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	174,477

Decrease (increase) in assets:
Accounts receivable	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accrued Interest	0	0
Deferred Revenue	0	0
Accounts payable-trade	0	0
Accrued expenses	0	0
Cash used by continuing operations	0	0
Cash used by discontinued operations	0	0
Cash used in operating activities	0	174,477
Cash flows used in investing activities:
Additions of Equipment	0	0
Receivable from sale of property	(250,000)	0
Cash used in investing activities	(250,000)	0

Cash flows provided by (used in) financing activities:
Sale of common stock	$0	$0
Proceeds from notes payable	0	0
Payment on notes payable	0	0
Payment on notes payable in default	0
Repayment of note payable not representing unamortized discount	0	0
Cash flow provided by continuing operations financing activities	0	0

Cash flows provided by discontinued operations:
Cash flows from operating activities	$0	$51,491
Cash flows from investing activities	(250,000)	0
Cash flows from financing activities	0	0
Cash provided by discontinued operations	250,000	51,491

Net increase (decrease) in cash	0	(123,153)
Cash at beginning of period	0	148,810
Cash at end of period	$0	$25,657

360 Global Investments and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
For the Periods Ended March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2006	8,484,103	$8,484	$60,949,323	$(97,731,424)	$(36,773,617)

Shares issued to employees as compensation	40,000	40	139,960		140,000
Shares issued in connection with debt instruments	86,286	86	301,915		302,001
Shares issued in exchange for interest payments	9,000	9	31,491		31,500
Net income (loss)				36,300,116	(6,511,277)

Balance, December 31, 2007	8,619,389	8,619	61,422,689	(61,431,308)	0
Net income (loss)					0
Balance, March 31, 2008	8,619,389	$8,619	$61,422,689	$(61,431,308)	$0

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Description of Business

360 Global Investments (“we,” “us” “360”, "360 Global", the "Debtor" or the “Company”) is a publicly traded investment holding company that has invested in a number of diverse business activities and that has targeted a number of industries for future investment. 360 Global is domiciled in the state of Nevada and its corporate headquarters are located in Los Angeles, CA.

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

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000. This residual interest of $250,000 has been provided for in the year-end 2007 financials, since it had been provided for in the Viansa Plan. Therefore, this transaction does not affect the 2008 numbers.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

On October 29, 2007, the Viansa Plan was confirmed by the Bankruptcy Court. The Viansa Plan can be found as Exhibit 33.1 to this 10-Q. On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Global Plan can be found as Exhibit 34.1 to this 10-Q.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

Revenue Recognition

Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. In 2007, revenues from operations included:

Special events

Retail sales

Catalog sales

E-commerce sales

Wine club sales

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Revenue is recognized for these income streams when product is shipped FOB winery. The cost of price promotions, rebates and coupon programs are treated as reductions in revenues. Revenue from items sold through the Company’s retail locations is recognized at the time of sale, including commission sales. The costs of commissions are treated as reductions of revenues. No Company products are sold on consignment. Because the Winery was sold in December 2007 under the Viansa Plan, all 2007 revenue is included in discontinued operations. There was no revenue in 2008.

Cost of Goods Sold

In 2007 the types of costs the Company included in cost of goods sold for its wine products are raw materials, packaging materials, vinting costs, plant administrative support and overhead subject to inclusion in inventory, and freight and warehouse costs (including distribution network costs) for the winery operations. Distribution network costs include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs. Cost of goods sold in 2007 was included in discontinued operations.

Selling, General and Administrative Costs

Costs included in selling and general and administrative expenses consist predominately of advertising, promotion, and non-manufacturing administrative overhead costs. General and administrative costs associated with the winery are included in discontinued operations. General and administrative costs of the parent remain in continuing operations.

Advertising Costs

Advertising costs are included in selling, general and administrative costs. Advertising costs were $0 and $1,906 for the three months ended March 31, 2008 and 2007, respectively.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extended credit to the customer based on evaluation of the individual customer's financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $0 at March 31, 2008 and reflected a $0 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company's previous loss history and the customer's current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

Pursuant to the confirmed Global Plan, as discussed in Note 14, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

Pursuant to the confirmed Global Plan, as discussed in Note 14, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

NOTE 3 -  INVENTORIES

Due to the sale of the Winery under the Viansa plan at December 31, 2007 and March 31, 2008 inventories were $0.

The expense related to the valuation reserve for wine inventories for the periods ended March 31, 2008 and 2007 are both $0.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

360 Viansa LLC

As part of the Company’s bankruptcy asset liquidation the Company’s wholly owned subsidiary 360 Viansa, LLC was sold to the Laurus Master Fund, Ltd for a total of $40,667,000 in October, 2007. The sale resulted in a total discharge of the Company’s debt.

The Company has accounted for the 360 Viansa discontinued operation in accordance with SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The results of operations of 360 Viansa have been excluded from the Company’s continuing operations for the year ended December 31, 2007 and reported as a discontinued operation. A loss of $6,102,478 from operations through the sale date and related interest expense of $3,298,568 were included in discontinued operations for the year ended December 31, 2007. In addition because of the Company’s bankruptcy the write off of investment in the Company and related debt discharged resulted in a gain on disposal of discontinued operations of $48,553,542.

Mineral Remnants – Granite

As a result of the bankruptcy plan limiting the Company’s interest in the Texas asset to $250,000, the asset which had been reclassified as an asset held for resale as a result of the Company’s previously adopted plan to discontinue mining operations was written down to the Company’s net realizable value resulting in a loss of $10,274,269 being charged to discontinued operations for the year ended December 31, 2007 with a $250,000 liability being accrued for professional fees related to the administration of the bankruptcy. As discussed in Note 5, the property was sold in March, 2008 with all proceeds in excess of $250,000 being transferred in April 2012 to the bankruptcy trust for the benefit of the creditors.

360 Global Investments Notes to the Consolidated Financial Statements As of March 31, 2008 and December 31, 2007 For the Three-Month Periods Ended March 31, 2008 and 2007 (Unaudited)

NOTE 5 – SALE OF PROPERTY

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

In April 2006, in connection with its strategies planning to redirect Company efforts and assets towards premium wine production and sales, the Company decided to sell land, buildings and mineral deposits described as the Texas property. As a result, the Company transferred the fixed assets and mineral deposits to assets held-for-sale. Based on an initial review of the property at that time it was believed the property’s net book value was less than its market value thus the property was reclassified as an asset held-for-sale at its net book value of $10,524,269 and ceased recording depreciation of the property for financial reporting purposes.

Under the bankruptcy plan approved in December, 2007 the court limited the Company’s residual interest in the property to $250,000, designated to pay administrative fees, with all proceeds from the sales of the property in excess of the $250,000 to go the bankruptcy trust for the benefit of the creditors.  At that time the asset held for sale was written down to $250,000 and an accrual was made for the administrative fees of the same amount.

By Bankruptcy Court Order entered on March 25, 2008, the Company sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000 in April 2008, which is reflected as a receivable as of March 31, 2008.

NOTE 6 – PROPERTY AND EQUIPMENT

Due to the sale of the Winery under the Viansa plan at December 31, 2007 and March 31, 2008 property and equipment was $0 at March 31, 2008 and December 31, 2007

Depreciation expense for the three months ended March 31, 2008 and 2007 was $0 and $158,222 respectively. It is included in discontinued operations.

NOTE 7 – NOTES PAYABLE

Under the Bankruptcy plan all debt was discharged and transferred to the bankruptcy trust upon the sale of the Winery under the Viansa Plan in December, 2007. The Order Confirming the Viansa Plan (docket 725) stated that all debt was extinguished Thus the Company has no notes payable, long term debt or derivatives outstanding at March 31, 2008 or December 31, 2007.

360 Global Investments Notes to the Consolidated Financial Statements As of March 31, 2008 and December 31, 2007 For the Three-Month Periods Ended March 31, 2008 and 2007 (Unaudited)

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of March 31, 2008 and December 31, 2007 there were 8,619,389 shares outstanding.

Common Stock Activity

Shares Issued to Employees and Board of Directors Members as Compensation

During the quarter ended March 31, 2007 the Company issued 40,000 shares valued at $140,000 as compensation and severance to current and former employees.

Shares Issued in Conjunction with Debt Instruments

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

As discussed in Note 14, pursuant to the Company’s bankruptcy, all common stock outstanding was cancelled and 5,000,000 shares of new common stock was issued.

Summary of Outstanding Warrants

Exercise of all warrants outstanding was stayed by the Chapter 11 filing, all equity security interests were subsequently cancelled (see note 14).

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of March 31, 2008 the Company has no new lease commitments.

Management's Plan

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

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

10Q for the 2nd quarter of 2012

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

For the three month periods ended March 31, 2008 and 2007, there were no related party transactions.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Common Stock

Pursuant to the confirmed Global Plan, as discussed in Note 14, all our common stock, warrants, and equity interests will be cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Other Information

On March 7, 2007 we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. As of Dec 31st 2007, all lawsuits and liabilities were settled or through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan is January 10, 2009.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

Pursuant to the Viansa Plan, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global's residual interest in the Texas Property was limited to $250,000.

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000. This residual interest of $250,000 has been provided for in the year-end 2007 financials, since it had been provided for in the Viansa Plan. Therefore, this transaction does not affect the 2008 numbers.

Mergers, Acquisitions and Divestitures

For the three-month period ended March 31, 2008, there were no mergers, acquisitions, or divestitures.

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Results of Operations

Comparison of the three month period ended March 31, 2008 to the three month period ended March 31, 2007.

Revenues

For the three-month period ended March 31, 2008, revenues were equal to $0, compared to $1,972,961 for the same period in 2007. However, all revenue has been reclassified to discontinued operations for the quarter ended March 31, 2007.

Cost of Goods Sold

For the three-month period ended March 31, 2008, cost of goods sold were equal to $0, compared to $996,929 for the same period in 2007. All cost of goods sold have been reclassified to discontinued operations for the quarter ended March 31, 2007.

Sales and Marketing Expense

For the three-month period ended March 31, 2008, sales and marketing expenses were equal to $0, compared to $564,347 for the same period in 2007. Sales and marketing expense was reclassified to discontinued operations for the quarter ended March 31, 2007.

General and Administrative Expense

For the three months ended March 31, 2008, general and administrative expenses were $0, compared to $804,364 for the same period in 2007. The Company’s general and administrative expenses related to the winery have been reclassified as discontinued operations, with $174,477 related to continued operations.

Stock Compensation Expense

For the three-month period ended March 31, 2008, the Company had no stock compensation expense, compared to $140,000 for the same period in 2007.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

For the three-month period ended March 31, 2008, the Company recorded no profit or loss from continuing operations, compared to a loss of $314,477 for the same period in 2007.

Interest and Other Expense

For the three-month period ended March 31, 2008, interest expense was equal to $0, compared to $1,180,731 for the same period in 2007. Interest expense has been reclassified to discontinued operations for the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company's working capital was $0.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Operating Activities

For the three-month period ended March 31, 2008, cash used in operating activities was equal to $0, compared to $174,477 for the same period in 2007.

Financing Activities

For the three-month period ended March 31, 2008, cash from financing activities was equal to $0, compared to $0 for the same period in 2007.

Investing Activities

For the three-month periods ended March 31, 2008 there were no cash flows from investing activities, compared to $174,477 for the same period in 2007.

Contractual Obligations and Commitments

For the three-month period ended March 31, 2008, pursuant to the Viansa Plan, $250,000 will be disbursed to administrators. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

As of March 31, 2008,

Capital Expenditures

For the three-month period ended March 31, 2008, capital expenditures were equal to $0, compared to $116,111 during the same period in 2007.

Management’s Strategy and Plan for the Future

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

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

10Q for the 2nd quarter of 2012

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31 2008, the Company is not aware of any other material legal proceedings against the Company.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of March 31, 2008 and December 31, 2007

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

Item 1A. Risk Factors

As of March 31, 2008, there are no material changes for risk factors since previously disclosed in the Company's 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three-month period ended March 31, 2008, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the three-month period ended March 31, 2008, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the three-month period ended March 31, 2008, there were no matters submitted to a vote of security holders.

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

Date: October 3, 2012

360 Global Investments
By: /s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr. Chief Executive Officer

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, A. John A. Bryan, Jr. certify that:

1. I have reviewed this report on Form 10-Q of 360 Global Investments.

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
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

October 3, 2012	/s/ A. John A. Bryan, Jr.
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

October 3, 2012	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer and Principal Financial and Accounting Officer