Form 10-Q
period 2008-06-30
360 GLOBAL WINE CO
filed 2012-12-19
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission File Number:

0001124019

360 Global Investments

(Exact name of registrant as specified in its charter)

_____________________

Nevada	93-0231440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8439 Sunset Blvd, Suite 402, West Hollywood	90069
(Address of principal executive offices)	(Zip Code)

(310) 777 8889

(Registrant’s telephone number, including area code)

360 Global Wine Co

(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [_]    No  [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [_]    No  [x]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [_]    No  [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,619,389

1

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2

360 Global Investments and Subsidiaries

Consolidated Balance Sheet

June 30, 2008 and December 31, 2007

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current assets:
Cash	$250,000	$0
Total current assets	250,000	0

Assets held-for-sale	0	250,000

Total assets	$250,000	$250,000

360 Global Investments and Subsidiaries

Consolidated Balance Sheet

June 30, 2008 and December 31, 2007

LIABILITIES

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$$250,000	$250,000

Total current liabilities	250,000	250,000

Total liabilities	250,000	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of June 30, 2008 and December 31, 2007.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,431,308)	(61,431,308)
Total stockholders' equity	0	0

Total liabilities and stockholders' equity	$250,000	$250,000

360 Global Investments and Subsidiaries

Consolidated Statements of Operations

For the Three Month Periods Ended June 30, 2008 and 2007

(Unaudited)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	0	133,652	0	308,129
Legal fees	0	0	0	0
Employee stock compensation expense	0	0	0	140,000
Total operating expenses	0	133,652	0	448,129

Profit / (loss) from continuing operations	0	(133,652)	0	(448,129)

Other expense from continuing operations:
Interest expense	0	0	0	0
Interest expense - original issue discount accretion	0	0	0	0
Interest expense - derivative financial instruments	0	0	0	0
Total interest expense	0	0	0	0
Gain / (loss) on financial instrument derivatives	0	0	0	0
Extraordinary expense
Other (Income) Expense	0	0	0	0
Total other income (expense) from continuing operations	0	0	0	0
Income (loss) from continuing operations	0	(133,652)	0	(448,129)
Discontinued operations:
Loss from discontinued operations	0	(350,297)	0	(1,587,454)
Loss on disposal of discontinued operations	0	0	0	0
Loss on discontinued operations	0	(350,297)	0	(1,587,454)
Net income (loss)	$0	$(483,949)	$0	$(2,035,583)

360 Global Investments and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Month Periods Ended June 30, 2008 and 2007

(Unaudited)

	For the Six-Month Period Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net Income (Loss)	$0	$(2,035,583)
Net loss from discontinued operations	0	(1,587,454)
Net loss from continuing operations	0	(448,129)
Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	140,000
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	140,000

Decrease (increase) in assets:
Accounts receivable	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accrued Interest	0	0
Deferred Revenue	0	0
Accounts payable-trade	0	0
Accrued expenses	0	0
Cash used by continuing operations	0	(308,129)
Cash flows used in investing activities:
Additions of Equipment	0	0
Cash from sale of property	250,000	0
Cash used in investing activities	250,000	0

Cash flows provided by (used in) financing activities:
Sale of common stock	0	0
Proceeds from notes payable	0	0
Payment on notes payable	0	0
Payment on notes payable in default	0	0
Repayment of note payable not representing unamortized discount	0	0
Cash flow provided by continuing operations financing activities	0	0

Cash flows provided by discontinued operations:
Cash flows from operating activities	0	(2,358,860)
Cash flows from investing activities	0	0
Cash flows from financing activities	0	2,699,965
Cash provided by discontinued operations	0	341,105

Net increase (decrease) in cash	250,000	32,976
Cash at beginning of period	0	148,810
Cash at end of period	$250,000	$181,786

360 Global Investments and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)

For the Periods Ended June 30, 2008 (Unaudited)

and December 31, 2007 (Audited)

				Additional
	Common Stock	Paid-In	Accumulated
	Shares		Stock	Capital	Deficit	Total

Balance, December 31, 2006	8,484,103		$8,484	$60,949,323	$(97,731,424)	$(36,773,617)

Shares issued to employees as compensation	40,000		40	139,960		140,000
Shares issued in connection with debt instruments	86,286		86	301,915		302,001
Shares issued in exchange for interest payments	9,000		9	31,491		31,500
Net income (loss)					36,300,116	(6,511,277)

Balance, December 31, 2007	8,619,389		8,619	61,422,689	(61,431,308)	0
Net income (loss)						0
Balance, June 30, 2008	8,619,389	$	8,619	$61,422,689	$(61,431,308)	$0

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

Advertising Costs

Advertising costs are included in selling, general and administrative costs. Advertising costs for the three-month and six month periods ended June 30, 2007 were $0. Advertising costs for the same period in 2007 were immaterial.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extended credit to the customer based on evaluation of the individual customer's financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $0 at June 30, 2008 and reflected a $0 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company's previous loss history and the customer's current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

NOTE 3 -  INVENTORIES

Due to the sale of the Winery under the Viansa plan at December 31, 2007, for the three-month and six month ended June 30, 2008, inventories were $0.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

By Bankruptcy Court Order entered on March 25, 2008, the Company sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000 in April 2008, which is reflected in current cash as of June 30, 2008.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

Due to the sale of the Winery under the Viansa plan at December 31, 2007 and June 30, 2008 property and equipment was $0 on June 30, 2008 and December 31, 2007.

Depreciation expense for the three months ended June 30, 2008 and 2007 was $0 and $172,123 respectively. It is included in discontinued operations.

NOTE 7 – NOTES PAYABLE

Under the Bankruptcy plan all debt was discharged and transferred to the bankruptcy trust upon the sale of the Winery under the Viansa Plan in December, 2007. The Order Confirming the Viansa Plan (docket 725) stated that all debt was extinguished Thus the Company has no notes payable, long term debt or derivatives outstanding at June 30, 2008 or December 31, 2007.

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of June 30, 2008 and December 31, 2008 there were 8,619,389 shares outstanding.

Common Stock Activity

Shares Issued to Employees and Board of Directors Members as Compensation

During the quarter ended March 31, 2007 the Company issued 40,000 shares valued at $140,000 as compensation and severance to current and former employees.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

Warrant Activity

Summary of Outstanding Warrants

Exercise of all warrants outstanding was stayed by the Chapter 11 filing, all equity security interests were subsequently cancelled (see note 14).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of June 30, 2008 the Company has no new lease commitments.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

For the three-month and six-month periods ended June 30, 2008 and 2007, there were no related party transactions.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

• quoted prices for similar assets or liabilities in active markets;

• quoted prices for identical or similar assets or liabilities in inactive markets;

• inputs other than quoted prices that are observable for the asset or liability;

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of June 30, 2008 and December 31, 2008, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

Other Information

On March 7, 2007 we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. As of Decemeber 31st 2007, all lawsuits and liabilities were settled or through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan is January 10, 2009.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

Mergers, Acquisitions and Divestitures

For the three-month and six-month periods ended June 30, 2008, there were no mergers, acquisitions, or divestitures.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

Results of Operations

Comparison of the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007.

Revenues

For the six-month period ended June 30, 2008, revenues were equal to $0, compared to $6,962,239 for the same period in 2007. However, all revenue has been reclassified to discontinued operations for the six months ended June 30, 2007.

Cost of Goods Sold

For the six-month period ended June 30, 2008, cost of goods sold were equal to $0, compared to $3,577,143 for the same period in 2007. All cost of goods sold have been reclassified to discontinued operations for the six months ended June 30, 2007.

Sales and Marketing Expense

For the six-month period ended June 30, 2008, sales and marketing expenses were equal to $0, compared to $1,523,250 for the same period in 2007. Sales and marketing expense was reclassified to discontinued operations for the six months ended June 30, 2007.

General and Administrative Expense

For the six months ended June 30, 2008, general and administrative expenses were $0, compared to $1,573,309 for the same period in 2007. The Company’s general and administrative expenses related to the winery have been reclassified as discontinued operations.

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

Stock Compensation Expense

For the six-month period ended June 30, 2008, stock compensation expense was $0 compared to $140,000 for the same period.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

During the first six months of 2008, the Company recorded no profit or loss from continuing operations, compared to a profit of $448,129 during the same period in 2007.

Interest and Other Expense

For the six-month period ended June 30, 2008, interest expense was equal to $0, compared to $1,882,521 for the same period in 2007. Interest expense has been reclassified to discontinued operations for the six-month period ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company's working capital was $0.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

Operating Activities

For the six-month period ended June 30, 2008, cash used in operating activities was equal to $0, compared to $308,129 for the same period in 2007.

Financing Activities

For the six-month period ended June 30, 2008, cash from financing activities was equal to $0, compared to $0 for the same period in 2007.

Investing Activities

For the six-month period ended June 30, 2008 and 2007 there were no cash flows from investing activities.

Discontinue Operations

For the six month period ended June 30, 2008 cash from discontinued operations was $0 compared to $341,105 for the same period in 2007.

Contractual Obligations and Commitments

For the six-month period ended June 31, 2008, pursuant to the Viansa Plan, $250,000 will be disbursed to administrators. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the six-month periods ended June 30, 2008 and 2007, capital expenditures were equal to $0.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

10Q for the 2nd quarter of 2012

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the second quarter of 2012, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of June 30, 2008 and December 31, 2007

For the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

(Unaudited)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30 2008, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of June 30, 2008, there are no material changes for risk factors since previously disclosed in the Company's 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six-month period ended June 30, 2008, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the six-month period ended June 30, 2008, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the six-month period ended June 30, 2008, there were no matters submitted to a vote of security holders.

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

360 Global Investments
Date: December 14, 2012	By: /s/ A. John A. Bryan, Jr.
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

December 14, 2012

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

December 14, 2012	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer