Form 10-Q
period 2012-09-30
360 GLOBAL WINE CO
filed 2012-12-19
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,619,389

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

2

360 Global Investments and Subsidiaries

Consolidated Balance Sheet

September 30, 2008 and December 31, 2007

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current assets:
Cash	$250,000	$0
Total current assets	250,000	0

Assets held-for-sale	0	250,000

Total assets	$250,000	$250,000

360 Global Investments and Subsidiaries

Consolidated Balance Sheet

September 30, 2008 and December 31, 2007

LIABILITIES

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$$250,000	$250,000

Total current liabilities	250,000	250,000

Total liabilities	250,000	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of September 30, 2008 and December 31, 2007.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,431,308)	(61,431,308)
Total stockholders' equity	0	0

Total liabilities and stockholders' equity	$250,000	$250,000

360 Global Investments and Subsidiaries

Consolidated Statements of Operations

For the Three Month Periods Ended September 30, 2008 and 2007

(Unaudited)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	91,777	0	91,777
General and administrative	0	696,791	0	1,004,920
Legal fees	0	0	0	0
Employee stock compensation expense	0	0	0	140,000
Total operating expenses	0	788,568	0	1,236,697

Profit / (loss) from continuing operations	0	(788,568)	0	(1,236,697)

Other expense from continuing operations:
Interest expense	0	0	0	0
Interest expense - original issue discount accretion	0	0	0	0
Interest expense - derivative financial instruments	0	0	0	0
Total interest expense	0	0	0	0
Gain / (loss) on financial instrument derivatives	0	0	0	0
Extraordinary expense
Other (Income) Expense	0	0	0	0
Total other income (expense) from continuing operations	0	0	0	0
Income (loss) from continuing operations	0	(788,568)	0	(1,236,697)
Discontinued operations:
Loss from discontinued operations	0	(3,687,126)	0	(5,274,580)
Loss on disposal of discontinued operations	0	0	0	0
Loss on discontinued operations	0	(3,687,126)	0	(5,274,580)
Net income (loss)	$0	$(4,475,694)	$0	$(6,511,277)

360 Global Investments and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Month Periods Ended September 30, 2008 and 2007

(Unaudited)

	For the Six-Month Period Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net Income (Loss)	$0	$(6,511,277)
Net loss from discontinued operations	0	(5,274,580)
Net loss from continuing operations	0	(1,236,697)
Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	140,000
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	140,000

Decrease (increase) in assets:
Accounts receivable	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accrued Interest	0	0
Deferred Revenue	0	0
Accounts payable-trade	0	0
Accrued expenses	0	0
Cash used by continuing operations	0	(1,096,697)
Cash flows used in investing activities:
Additions of Equipment	0	0
Cash from sale of property	250,000	0
Cash used in investing activities	250,000	0

Cash flows provided by (used in) financing activities:
Sale of common stock	0	0
Proceeds from notes payable	0	0
Payment on notes payable	0	0
Payment on notes payable in default	0	0
Repayment of note payable not representing unamortized discount	0	0
Cash flow provided by continuing operations financing activities	0	0

Cash flows provided by discontinued operations:
Cash flows from operating activities	0	(2,789,100)
Cash flows from investing activities	0	(414,470)
Cash flows from financing activities	0	4,232,424
Cash provided by discontinued operations	0	1,028,854

Net increase (decrease) in cash	250,000	(67,843)
Cash at beginning of period	0	148,810
Cash at end of period	$250,000	$80,967

360 Global Investments and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)

For the Periods Ended September 30, 2008 (Unaudited)

and December 31, 2007 (Audited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2006	8,484,103	$8,484	$60,949,323	$(97,731,424)	$(36,773,617)

Shares issued to employees as compensation	40,000	40	139,960		140,000
Shares issued in connection with debt instruments	86,286	86	301,915		302,001
Shares issued in exchange for interest payments	9,000	9	31,491		31,500
Net income (loss)				36,300,116	36,300,116

Balance, December 31, 2007	8,619,389	8,619	61,422,689	(61,431,308)	0
Net income (loss)				0	0
Balance, September 30, 2008	8,619,389	$8,619	$61,422,689	$(61,431,308)	$0

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

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

10Q for the 3rd quarter of 2012

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

Basis of Presentation

The unaudited, condensed consolidated financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of annual results for the year ended December 31, 2008.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Advertising Costs

Advertising costs are included in selling, general and administrative costs. Advertising costs for the three-month and nine-month periods ended September 30, 2008 were $0. Advertising costs for the same period in 2007 were immaterial.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extended credit to the customer based on evaluation of the individual customer's financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of an allowance for doubtful accounts. Accounts receivable - trade, net, amounted $0 at September 30, 2008 and reflected a $0 allowance for doubtful accounts. Accounts outstanding beyond the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable - trade are beyond the contractual payment terms, the Company's previous loss history and the customer's current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they are identified as uncollectible. Subsequent cash receipts on such written-off receivables are credited to the allowance for doubtful accounts.

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

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

NOTE 3 -  INVENTORIES

Due to the sale of the Winery under the Viansa plan at December 31, 2007, for the three-month and nine-month ended September 30, 2008, inventories were $0.

The expense related to the valuation reserve for wine inventories for the periods ended September 30, 2008 and 2007 are both $0.

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Mineral Remnants – Granite

As a result of the bankruptcy plan limiting the Company’s interest in the Texas asset to $250,000, the asset which had been reclassified as an asset held for resale as a result of the Company’s previously adopted plan to discontinue mining operations was written down to the Company’s net realizable value resulting in a loss of $10,274,269 being charged to discontinued operations for the year ended December 31, 2007 with a $250,000 liability being accrued for professional fees related to the administration of the bankruptcy. As discussed in Note 5, the property was sold in March, of 2008 with all proceeds in excess of $250,000 being transferred in April 2012 to the bankruptcy trust for the benefit of the creditors.

NOTE 5 – SALE OF PROPERTY

In June 2005, the Company acquired the property, facilities and mineral deposits consisting of granite blocks and other stone remnants (the “Texas property”) for $12,500,000. The Texas property purchase price was allocated to the real property and facilities based on fair value as determined by appraisal and the remainder allocable to the granite block and other stone remnants. The Texas property is located in Burnet County, Texas, near the city of Granite Shoals, is identified as the Cold Springs Granite Quarry, and had been dormant for more than two years prior to its acquisition. The Texas property is comprised of approximately 136 acres, 130,000 square feet of office, warehouse and mixed-use space, along with mineral deposits consisting of granite block and other stone remnant. In July 2005, the Company pledged the Texas property as security in the Laurus loan transaction with a note face value of $39,338,463 as of September 30, 2007.

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

By Bankruptcy Court Order entered on March 25, 2008, the Company sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000 in April 2008, which is reflected in current cash as of September 30, 2008.

NOTE 6 – PROPERTY AND EQUIPMENT

Due to the sale of the Winery under the Viansa plan at December 31, 2007 and September 30, 2008 property and equipment was $0 on September 30, 2008 and December 31, 2007.

Depreciation expense for the three months ended September 30, 2008 and 2007 was $0 and $402,779 respectively. It is included in discontinued operations.

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

NOTE 7 – NOTES PAYABLE

Under the Bankruptcy plan all debt was discharged and transferred to the bankruptcy trust upon the sale of the Winery under the Viansa Plan in December, 2007. The Order Confirming the Viansa Plan (docket 725) stated that all debt was extinguished Thus the Company has no notes payable, long term debt or derivatives outstanding at September 30, 2008 or December 31, 2007.

NOTE 8 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of September 30, 2008 and December 31, 2007 there were 8,619,389 shares outstanding.

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

As discussed in subsequent even Note 14, pursuant to the Company’s bankruptcy, in June, 2010 all common stock outstanding was cancelled and 5,000,000 shares of new common stock was issued

Shares Issued in Conjunction with the Exercise of Warrants

During the quarter ended September 30, 2008, the Company issued no shares in Conjunction with the Exercise of Warrants.

Warrant Activity

Summary of Outstanding Warrants

Exercise of all warrants outstanding was stayed by the Chapter 11 filing, all equity security interests were subsequently cancelled (see note 14).

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of September 30, 2008 the Company has no new lease commitments.

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

10Q for the 3rd quarter of 2012

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

For the three-month and nine-month periods ended September 30, 2008 and 2007, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of September 30, 2008 and December 31, 2007, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

(Unaudited)

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

360 Global Investments

Notes to the Consolidated Financial Statements

As of September 30, 2008 and December 31, 2007

For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Mergers, Acquisitions and Divestitures

For the three-month and nine-month periods ended September 30, 2008, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the three-month period ended September 30, 2008 to the three-month period ended September 30, 2007.

Revenues

For the third quarter ended September 30, 2008, and for the same period in 2007, revenues were equal to $0. All revenue has been reclassified to discontinued operations.

Cost of Goods Sold

For the three-month period ended September 30, 2008, and for the same period in 2007, cost of goods sold were equal to $0. All cost of goods sold have been reclassified to discontinued operations.

Sales and Marketing Expense

For the three-month period ended September 30, 2008, sales and marketing expenses were equal to $0, compared to $91,777 for the same period in 2007. Sales and marketing expense was reclassified to discontinued operations.

General and Administrative Expense

For the three months ended September 30, 2008, general and administrative expenses were $0, compared to $696,791 for the same period in 2007. The Company’s general and administrative expenses related to the winery have been reclassified as discontinued operations.

Stock Compensation Expense

For the three-month period ended September 30, 2008, and the same period in 2007, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

During the first nine months of 2008, the Company recorded no profit or loss from continuing operations or discontinued, compared to a loss of $1,236,697 from continuing operations, and a loss of $5,274,580 from discontinued operations during the same period in 2007.

Interest and Other Expense

For the nine-month period ended September 30, 2008, and the same period in 2007, interest expense was equal to $0. Interest expense has been reclassified to discontinued operations.

Liquidity and Capital Resources

As of September 30, 2008, the Company's working capital was $250,000.

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

Operating Activities

For the nine-month period ended September 30, 2008, cash used in operating activities was equal to $0, compared to $1,096,697 for the same period in 2007.

Financing Activities

For the nine-month period ended September 30, 2008, and the same period in 2007, cash from financing activities was equal to $0.

Investing Activities

For the nine-month period ended September 30, 2008 cash from investing activities was $250,000 compared to $0 for the same period in 2007.

Contractual Obligations and Commitments

For the nine-month period ended June 31, 2008, pursuant to the Viansa Plan, $250,000 will be disbursed to administrators. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the six-month periods ended September 30, 2008 and 2007, capital expenditures were equal to $0.

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

10Q for the 3rd quarter of 2012

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30 2008, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of September 30, 2008, there are no material changes for risk factors since previously disclosed in the Company's 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine-month period ended September 30, 2008, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the nine-month period ended September 30, 2008, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the nine-month period ended September 30, 2008, there were no matters submitted to a vote of security holders.

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
29

30

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

31

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

32