Form 10-K
period 2008-12-31
360 GLOBAL WINE CO
filed 2013-01-04
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 0001124019

_____________________

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

(Title of each class)

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [_]    No  [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No  [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [_]    No  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [_]    No  [x]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about 360 Global Investments (“we,” “us”, “360 Global”, the “Debtor”, or the “Company”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

Other Information

On March 7, 2007 (the “Petition Date”), 360 Global and its wholly owned subsidiary 360 Viansa (“360 Viansa” or “Viansa”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. It is not possible to predict the outcome of the Chapter 11 proceedings or their effect on our business. On December 21, 2007, 360 Viansa’s Disclosure Statement and Plan of Reorganization (“Viansa Plan”) was confirmed by United States Bankruptcy Court for the District of Nevada. As of December 31 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

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

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global’s residual interest in the Texas Property was limited to $250,000 with any excess proceeds from disposal going to the Global Trust for the benefit of the creditors.

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

Authorization of Common Stock

As of December 31, 2008, 360 Global has 100,000,000 shares of Common Stock authorized at .001 par value with 8,619,389 issued and outstanding. All common stock and warrants were subsequently cancelled pursuant to the Global Plan confirmed by the Bankruptcy Court.

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

The New Common Stock is to be issued pursuant to the Global Plan in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and of state and local securities laws afforded by Section 1145 of the Bankruptcy Code, Reorganized Debtor’s new common stock to be issued pursuant to the confirmed Global Plan need not be registered under the Securities Act or any state or local securities laws.

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

The New Preferred Stock is to be issued pursuant to the Global Plan in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and of state and local securities laws afforded by Section 1145 of the Bankruptcy Code, Reorganized Debtor’s new common stock to be issued pursuant to the confirmed Global Plan need not be registered under the Securities Act or any state or local securities laws.

Business Segments

We do not segment the business internally beyond the reporting of consolidated and subsidiary financial performance.

2008 Business Operations

During the course of 2008, 360 Global mainly focused on research of various business opportunities within the industries listed under the ‘Overview’-section under Item 1, while during the course of 2007, 360 Global restructured all its business including its subsidiary 360 Viansa, a Sonoma-based vineyard and tourist destination. From 2001 to 2002, Viansa was one of the premier destinations in Sonoma, CA with annual sales of approximately $20,000,000 per year. During 2006 and 2007 Viansa was starved of capital and in March of 2007 Mr. Anthony John. A. Bryan, Jr. (“Bryan”) was appointed Chief Executive Officer immediately prior to the bankruptcy filing. The situation at Viansa was dire and the company had only $300 left in the bank account. Viansa was insolvent; there was no cash, no food in the Viansa food market, no merchandise for sale in the marketplace, and the national wine club had stopped shipping to its 9,000 members. Viansa did not have the funds to make payroll at the end of March 2007. All of Viansa’s suppliers had stopped delivering goods and services. The garbage was building up on the property because Waste Management would no longer collect waste and employees were forced to fill pickup trucks with garbage.

Laurus was the secured lender. They told management they estimated the value of the Viansa estate had dropped to between $8,000,000 and $12,000,000 in March 2007. Laurus did not foreclose because they were so far underwater.

By the end of November 2007, the Viansa Plan was filed and Viansa was sold for a total of $40,667,075. During the turnaround, monthly sales increased by 438%.

Filing for Chapter 11

On March 7th, 2007, the Company filed a voluntary petition for relief with the Bankruptcy Court under the Bankruptcy Code 11.

Following are summaries of the problems encountered by new management, the remedial actions new management implemented, and the results achieved.:

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

Grape Growers and Litigation threatened Viansa’s very existence

The Viansa grape growers had not been paid since the spring of 2006. The farmers and their families were devastated. Crops were harvested, and delivered to Viansa, but were never paid for. Viansa’s growers were forced to borrow money and get by as best they could. By March of 2007, they were all on the verge of leaving Viansa and we were confronted with growers that wanted to declare their contracts void and sell their grape crops elsewhere. Under California law farmers retain a first priority lien over Viansa’s assets until they are paid for agricultural products. Had the growers proceeded with their intended plans, they would have destroyed one of Viansa biggest assets; Viansa’s unique Italian varieties of wines. We worked hard to regain the growers’ confidence and paid them in full within 100 days of filing for Chapter 11.

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

Results of Operations

Comparison of the twelve-month period ended December 31, 2008 to the twelve-month period ended December 31, 2007.

Revenues

For the twelve months ending December 31, 2008, revenues were $0 for continuing operations, as well as for discontinued operations, compared to $0 for continuing operations and $15,587,475 from discontinued for the fiscal year ending December 31, 2007.

Cost of Goods Sold

For the twelve months ending December 31, 2008, cost of goods sold were $0 for continuing operations and discontinued operations, compared to $0 for continuing operations and $14,524,377 from discontinued operations for the twelve months ending December 31, 2007.

Sales and Marketing Expense

For the twelve months ending December 31, 2008 sales and marketing expenses were $0 for both continuing and discontinued operations, compared to $91,777 for continuing operations and $2,586,740 for discontinued operations compared to the twelve months ending December 31, 2007.

General and Administrative Expense

For the twelve months ending December 31, 2008 general and administrative expenses were $0 for both continuing and discontinued operations, compared to $2,760,602 for continuing operations and $4,578,835 for discontinued operations for the twelve months ending December 31, 2007.

Provision for Income Taxes

For the twelve months ending December 31, 2008 and 2007, the Company made no provision for income taxes.

Stock Compensation Expense

For the twelve months ending December 31, 2008 employee stock compensations was $0 compared to $140,000 for the twelve months ended December 31, 2007.

Net Income

For the twelve months ending December 31, 2008, the Company recorded a net income of $0 compared to a net income of $36,300,116 for the twelve-month period ending December 31, 2007. The net income for 2007 consisted of a loss from continuing operations of $2,852,379 and a gain from discontinued operations of $39,152,495.

Interest and Other Expense

For the twelve months ending December 31, 2008, the Company had $0 interest expense, compared to $0 interest expense from continuing operations and $3,298,573 from discontinued operations for the same period in 2007.

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

In the first quarter of 2005, the Company agreed to acquire 18.7% of the outstanding shares of First Montauk Financial Corp. (FMFC) from a group of individuals and an entity (BMAC). The Company retained 360 Global Financial LLC2 (360GF) (not a related party) to provide investment-banking services in our acquisition of the shares of FMFC common stock. The agreement with 360GF provided for the payment of 1,200,000 shares of our common stock payable in three separate payments of 400,000 shares based upon the completion of certain milestones. We issued the first 400,000 shares of our common stock with a fair value of $2,735,005. BMAC, the entity that was selling the FMFC shares to us, was not able to deliver its shares as contemplated in the original agreement. Accordingly, the FMFC share acquisition transaction has been cancelled and we instructed our transfer agent that the shares issued to BMAC are to be cancelled and are currently awaiting the receipt of the stock certificate issued to 360GF for cancellation.

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

On March 25, 2008, the Debtor sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000. Global’s residual interest in this sale was limited to $250,000.

On December 16, 2008, the Global Plan was approved by the United States Bankruptcy Court for the District of Nevada.

On May 10, 2012 the Articles of the Company were amended in order to conduct a name change. The name of the Company changed from 360 Global Wine Company to 360 Global Investments.

Employees

On December 31, 2008, we have 1 employee and officer, A. John A. Bryan, Jr., who is the Chief Executive Officer of the Company, as well as several consultants who research investment opportunities in the various fields the Company is active in as described in Item 1.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

For the twelve-month period ended December 31, 2008, there are no unresolved staff comments.

ITEM 2. PROPERTIES

For the twelve-month period ended December 31, 2008, our U. S. corporate office was located in Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company Therefor, during the course of 2012, the Company was not involved in any lawsuits, claims or legal proceedings.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

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

	HIGH	LOW
FISCAL YEAR 2007
First Quarter	$3.83	$1.25
Second Quarter	$1.70	$0.89
Third Quarter	$1.29	$0.85
Fourth Quarter	$1.00	$0.01

FISCAL YEAR 2008
First Quarter	$0.03	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.05	$0.01

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 our common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

On March 6, 2007 - the day of the filing for Chapter 11 - the symbol changed to “TSIXQ”.

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

Recent Sales of Unregistered Securities

During the course of 2008, no unregistered securities were sold or issued by means of compensation.

During the quarter ended March 31, 2007, the Company issued 9,000 shares of its common stock as compensation to eleven investors as an interest payment on short-term loans with a value of $31,500 based on the fair value of the stock on the date of issuance.

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

During the quarter March 31, 2007, the Company issued 14,286 shares of its common stock to Longview funds in partial satisfaction of a convertible note payable at the contractually specified conversion price of $3.50 per share amounting to $50,001.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2008, no securities were issued under equity compensation plans, while in 2007, the Company issued 20,000 shares of its common stock to an employee at the contractually specified conversion price of $3.50 per share amounting to $70,000.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

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

10Q for the 3th quarter of 2012

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

Mergers, Acquisitions and Divestitures

For the twelve-month period ended December 31, 2008, there were no Mergers or Acquisitions.

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property are being sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global’s residual interest in the Texas Property was limited to $250,000.

Correction of Errors in Previously Issued Financial Statements

There are no corrections of previously issued financial statements.

Inventory Revaluation

As of December 31st 2008, the Company’s inventory equals $0, equal to the inventory as of December 31, 3007.

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property including the residential real estate, the mining operations, as well as the mineral rights are sold. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global’s residual interest in the Texas Property was limited to $250,000.

Liquidity and Capital Resources

As of December 31, 2007, the Company’s working capital is limited. The Chapter 11 has discharged the debt from Laurus and Gryphon as well as all payables. Payables were transferred to a Liquidation Trust so that general unsecured creditors could be repaid from recoveries.

The Company has suffered significant operating losses since its inception in its efforts to establish and execute the business strategy of previous management. The Company anticipates that it will continue to require additional working capital so that it can find, analyze, and make new investments. The Company intends to continue as an investment Company. In the event the Company is unable to raise additional funds to sustain its ongoing operations it would raise substantial doubt about the Company’s ability to continue as a going concern.

There is no reasonable assurance at this time that new management can raise additional capital or find suitable investments.

Operating Activities

For the twelve-month period ended December 31, 2008, cash used in operating activities was $0, compared to $2,128,877 used in operating activities for the twelve-month period ended December 31, 2007. For the twelve-month period ended December 31, 2008, cash provided by discontinued operations was $0, compared to $1,980,068 provided by discontinued operations for the twelve-month period ended December 31, 2007.

Financing Activities

For the twelve-month period ended December 31, 2008, and the twelve-month period ended December 31, 2007, cash used for financing activities was equal to $0.

Investing Activities

For the twelve-month period ended December 31, 2008 cash provided by investing activities was $250,000, compared to $0 for the twelve-month period ended December 31, 2007.

Impact of Derivatives on Liquidity

For the twelve-month period ended December 31, 2008, and the twelve-month period ended December 31, 2007, impact of derivatives on liquidity was equal to $0 as all convertible notes, warrants and stock-options were discharged by bankruptcy.

Contractual Obligations and Commitments

The Company has currently no contractual obligations or commitments.

Capital Expenditures

For the twelve-month period ended December 31, 2008, and the twelve-month period ended December 31, 2007, capital expenditures were $0.

Management’s Strategy and Plan for the Future

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

The Company’s full strategy and plan for the future is described in the Global Plan, which is filed in Exhibit 34.1.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ending December 31, 2008, there were no changes in and disagreements with accountants on accounting and financial disclosure.

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

In connection with the preparation of our Annual Report on Form 10-K for fiscal 2007, management has identified material weakness in the operations of the Company’s internal control. The material weakness related to, among other things, the completeness of the review and inadequate consideration in the application of many technical interpretations of generally accepted accounting principles as evidenced by adjustments in several areas.

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

MICHAEL L. JEUB, Director, and Chairman of the Audit Committee. Michael L. Jeub is one of our directors and has served in this capacity since July 2004. Mr. Jueb also serves as a member of our compensation committee and our audit committee. Mr. Jeub is currently a Partner with the San Diego office of Tatum Partners, a national firm of chief financial officers and chief information officers. Mr. Jeub has been on assignment as Chief Financial Officer for Road Runner Sports from January 2005 to the present. From June 2002 to October 2003, Mr. Jeub served as Chief Financial Officer and Vice President of Finance for The Immune Response Corporation, a biotech company co-founded by Jonas Salk. Prior to joining Tatum Partners, Mr. Jeub was Senior Vice-President and CFO of Jenny Craig International, a $350 million NYSE company for five years. Previously, Mr. Jeub was Senior Vice-President and Chief Financial Officer of National Health Laboratories, a NYSE company, at which he was the financial liaison with the controlling investor. Mr. Jeub also served first as Chief Financial Officer and then as President of Medical Imaging Centers of America, a publicly held chain of freestanding imaging centers and hospital leased imaging centers. Mr. Jeub spent 18 years with International Clinical Laboratories, a publicly held national chain of medical testing facilities. Mr. Jeub began his career at ICL as regional controller, was promoted to Chief Financial Officer during the bulk of his tenure and was President-ICL East for the last two years. Mr. Jeub was responsible for SEC filings and analyst presentations at ICL. Mr. Jeub holds a Bachelor of Science in Accounting from California State Polytechnic University-Pomona. Upon graduation, Mr. Jeub joined Ernst & Young LLP where he earned his CPA Certificate (currently inactive).

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

Audit Committee Financial Expert

The Board of Directors has determined and Mr. Jeub has agreed to serve as the Audit Committee’s financial expert. We believe that Mr. Jeub is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. John A. Bryan, Jr.	2008	225,000		0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table.

There were no Outstanding Equity Awards.

Director Compensation

There was no Director Compensation.

Our directors who are employees do not receive any compensation from us for services rendered as directors.

Each of our non-employee directors receives 15,000 shares per year for serving on the Board of Directors.

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

The following table sets forth, as of December 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,619,389 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Number of Shares as of December 31st, 2007

	Number of		Number of	Total	Percent of
	Shares		Shares	Shares	Shares
	Beneficially		Underlying	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned		Options	Owned	Owned(2)

5% Shareholders:
Joel Shapiro 1711 Propietors Crossing New Canaan, CT 06840	1,249,925			1,249,925	14.5%

The Watley Group LLC 8439 Sunset Boulevard, Suite 402 West Hollywood, CA 90069	469,800			469,800	5.45%

Directors and Named Executive Officers:
A. John A. Bryan	469,800	(3)	_	469,800	5.45%

Michael L. Jeub	_		_	_	-%

All directorsand executive officers as a group	1,719,725			1,719,725	19.95%

(1)

Based on Schedule 13G/A filed with the SEC on February 14, 2007 by Laurus. As of December 31, 2006, Laurus held (i) a Secured Convertible Term Note, in the aggregate initial principal amount of $34,500,000, which is convertible into Shares at a conversion rate of $3.50 per Share, subject to certain adjustments (the “Term Note”), (ii) warrants to acquire 166,675 Shares at an exercise price of $46.50 per Share, subject to certain adjustments (the “2005 Warrants”), (iii) warrants to acquire 650,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the “March Warrants”), (iv) warrants to acquire 350,000 Shares at an exercise price of $3.50 per Share, subject to certain adjustments (the “September Warrants”, and together with the 2005 Warrants and the March Warrants, the “Warrants”), and (v) 349,680 Shares. The Term Note and each of the Warrants contain an issuance limitation prohibiting the Fund from converting or exercising those securities to the extent that such conversion or exercise would result in beneficial ownership by Laurus of more than 4.99% of the Shares then issued and outstanding (the “4.99% Issuance Limitation”). The 4.99% Issuance Limitation may be waived by the Fund upon at least 75 days prior notice to the Company and shall automatically become null and void following notice to the Issuer of the occurrence and/or continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument). Laurus is managed by Laurus Capital Management, LLC. Eugene Grin and David Grin, through other entities, are the controlling principals of Laurus Capital Management, LLC and share sole voting and investment power over the securities owned by the Fund.

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

Represents shares issued to the Watley Group LLC, of which Mr. Bryan is the President and Chief Executive Officer.

ITEM 12A. YEAR END 2008 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Subsequent Event:

Pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

•	3,750,000 shares of New Common Stock will be distributed to the Administrative Claimants and Allowed Professional Claimants;
•	1,000,000 shares of New Common Stock will be distributed to Class 4 General Unsecured Creditors;
•	50,000 shares of New Common Stock will be distributed to Class 5 General Unsecured Creditor;
•	100,000 shares of New Common Stock will be distributed to Class 6 equity security holders;
•	100,000 shares of New Common Stock will be distributed to the 360 Global Liquidating Trust.
•	The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

	Shares	%
John Bryan	1,412,410	28.25
Levene, Neale, Bender, Yoo & Brill L.L.P.	1,288,970	25.78
360 Global Wine Company liquidating Trust*	550,284	11.01
Gryphon Master Fund	422,975	8.46
Kirkland Knightsbridge LLC	360,769	7.22

*Trust Shares held for 3th parties

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the twelve-month period ended December 31, 2008, there are no related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us for the fiscal years ended December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings are for the 10K and three 10Q’s were fully accrued for in the Viansa Plan.

Audit Committee Policies and Procedures:

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

Tax Fees

For the twelve-month period ending December 31, 2007, there are no tax fees paid.

All Other Fees

For the twelve-month period ending December 31, 2007, there are no other fees.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

41.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

42.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.1+	Order Confirming 360 Viansa, LLC’s Second Amended Plan of Reorganization (Plan attached)

34.1+	Order Confirming 360 Global Wine Company, Inc.’s Disclosure Statement and Plan of Reorganization (Plan attached)

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 3, 2013

360 Global Investments
By: /s/ A. John A. Bryan
A. John A. Bryan, Jr. Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company)

Los Angeles, California

We have audited the accompanying consolidated balance sheets of 360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Global Investments and Subsidiaries (Formerly 360 Global Wine Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Hall Group, CPAs

Dallas, Texas

January 3, 2013

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2008 and 2007

ASSETS

	December 31, 2008	December 31, 2007

Current assets:
Other receivable - funds held in trust	$250,000	$0
Total current assets	250,000	0

Assets held-for-sale	0	250,000

Total assets	$250,000	$250,000

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2008 and 2007

LIABILITIES

	December 31, 2008	December 31, 2007

Accrued legal fees related to bankruptcy	$250,000	$250,000

Total current liabilities	250,000	250,000

Total liabilities	250,000	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of December 31, 2008 and 2007.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,431,308)	(61,431,308)
Total stockholders' equity	0	0

Total liabilities and stockholders' equity	$250,000	$250,000

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	For the Year Ended
	December 31, 2008	December 31, 2007

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating expenses from continuing operations:
Sales and marketing	0	91,777
General and administrative	0	2,620,602
Employee stock compensation expense	0	140,000
Total operating expenses	0	2,852,379

Income (loss) from continuing operations	0	(2,852,379)

Discontinued operations:
Gain (Loss) from discontinued operations	0	(9,349,214)
Gain (Loss) on disposal of discontinued operations	0	48,501,709
Loss on discontinued operations	0	39,152,495
Net income (loss)	$0	$36,300,116

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)
Continueing Operations	0.00	(0.33)

Discontinued Operations	0.00	4.55

Total	0.00	4.22

Weighted average number of shares - Basic & Diluted	8,619,389	8,602,710

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2006	8,484,103	$8,484	$60,949,323	$(97,731,424)	$(36,773,617)

Shares issued to employees as compensation	40,000	40	139,960		140,000
Shares issued in connection with debt instruments	86,286	86	301,915		302,001
Shares issued in exchange for interest payments	9,000	9	31,491		31,500
Net income (loss)				36,300,116	36,300,116

Balance, December 31, 2007	8,619,389	8,619	61,422,689	(61,431,308)	0
Net income (loss)				0	0
Balance, December 31, 2008	8,619,389	$8,619	$61,422,689	$(61,431,308)	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	For the Year Ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net Income (Loss)	$0	$36,300,116
Less: Net lncome from discontinued operations	0	39,152,495
Net (loss) from continuing operations	0	(2,852,379)
Adjustments to reconcile net loss to cash provided by (used in) continuing operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	473,501
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operations	0	473,501

Decrease (increase) in assets:
Other receivable - funds held in trusts	(250,000)	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accrued Interest	0	0
Deferred Revenue	0	0
Accounts payable-trade	0	0
Accrued expenses	0	250,000
Cash used by continuing operations	(250,000)	(2,128,878)
Cash flows used in investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	250,000	0
Cash provided by investing activities	250,000	0

Cash flows from financing activities:
None
Cash flow provided by continuing operations financing activities	0	0

Cash provided by discontinued operations	0	1,980,068

Net increase (decrease) in cash	0	(148,810)
Cash at beginning of period	0	148,810
Cash at end of period	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ending December 31, 2008 and 2007

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

As approved by the Bankruptcy Court in the Viansa Plan and Disclosure Statement, Viansa and the Texas Property were sold including the residential real estate, the mining operations, as well as the mineral rights. Viansa was sold to Laurus Master Fund, Ltd. (“Laurus”) in December of 2007 for a total of $40,667,075. The sale resulted in a total discharge of Global’s debt. Global’s residual interest in the Texas Property was limited to $250,000 with the remainder of the property transferred to the Global trust.

On March 27, 2008, the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties) was sold to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company.

 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of consolidated entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated. The operations of the Company’s wholly owned subsidiary 360 Viansa are shown as discontinued operations through the date of disposition in 2007. For the year ended December 31, 2008 the statements include only the Company.

Use of Estimates and Assumptions

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates are the valuation of financial instrument derivatives and the related original issue discount (OID) and beneficial conversion features identified in the issuance of convertible debt instruments, the valuation of the net assets of discontinued operations, the valuation of Company issued securities used as employee compensation and for services, the valuation of securities used in business acquisitions, the allocation of the purchase price in business combinations, the determination of the allowance for uncollectible accounts receivable, the valuation reserve for inventories, and the valuation reserve for the deferred income tax asset. The Company’s estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from the Company’s estimates.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to the customer based on evaluation of the individual customer’s financial condition and collateral is not required. Accounts receivable - trade are due within 30 to 45 days and are stated at the anticipated amounts due from customers net of any allowance for doubtful accounts. At December 31, 2008 and 2007 accounts receivable were zero.

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

Inventories

All direct and indirect costs related to the making of the bulk and bottled wine inventories are stated at the lower of average cost, which approximates the first-in, first-out (“FIFO”) method, or market value. Costs associated with the current year’s unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. For the year ended December 31, 2008, and 2007 this cost amounted to $0 due to the sale of the wine business in December of 2007 via the Bankruptcy Court.

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

Mineral Remnants - Granite

Mineral - granite remnants, classified as a non-current asset as of December 31, 2007, was acquired as part of the Texas property acquisition in June 2005. Mineral - granite remnants are granite slabs, pieces and blocks other aggregate stone indigenous to the Texas area as well as other granite slabs and assorted other stone that are from other areas both inside and outside of the United States. The Company after the Texas property acquisition but before it could start an extractive mineral business segment concluded that the financial resources necessary to pursue the second business segment would adversely affect its wine business segment. The Company in April 2006 concluded that the Texas property and the mineral - granite remnants should be sold. The Texas property in 2006 was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-facility as assets held-for-sale and the mineral - granite remnants was reclassified as a non-current asset.

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

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the assets carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the assets fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

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

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 20 years. The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at December 31, 2008.

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123®, Share-Based Payment. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123® requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123® on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123®, the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123®, the Company elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less. As of December 31, 2008, the Company did not have a bank account with balances that exceeded the amount insured by the Federal Deposit Insurance Corporation.

3.   Discontinued Operations

360 Viansa LLC

As part of the Company’s bankruptcy asset liquidation plan the Company’s whole owned subsidiary 360 Viansa was sold to Laurus Master Fund, Ltd for a total of $40,667,000. The sales resulted in a total discharge of the Company debt.

The Company has accounted for the 360 Viansa discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The results of operations of 360 Viansa have been excluded from the Company’s continuing operations for the year ended December 31, 2007 and have been reported as a discontinued operation. The loss of $9,349,214 from operations through the sale date is included in discontinued operations for the year ended December 31, 2007. In addition because of the Company bankruptcy the write off of investment in the Company and related debt discharged resulted in a gain of $48,501,709. Also included in the discontinued operations is $3,298,568 of related interest expense.

Mineral Remnants Granite

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

4.   Inventories

Wine inventories are classified as current assets in accordance with recognized industry practice although some products will not be sold within one year. Each specific grape crop harvested is pressed into a single production unit (“vintage”). However, each vintage is not sold entirely in a single year. Inventories of each year’s vintage are normally carried over and sell for several years after their initial pressing. As of December 31, 2008 and 2007, inventories were zero.

The expense related to the valuation reserve for wine inventories for the periods ended December 31, 2008 and 2007 are both $0.

5.   Property, Plant, Equipment and Mineral Remnants - Granite

As of December 31, 2008 and 2007, property, plant, equipment and mineral remnants were zero. Depreciation expense for the years ended December 31, 2008 and 2007 was $0 and $402,779, respectively. 2007 depreciation expense is included in discontinued operations. There was no capitalized overhead for the years ended December 31, 2008 and 2007.

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

6.   Notes Payable

As of December 31, 2008, all notes payable were discharged via bankruptcy.

7. Financial Instrument Derivatives Liability

As of December 31, 2008 all Derivative Liabilities were discharged via bankruptcy.

8.   Commitments and Contingencies

Lease Commitments

For the twelve-month period ending December 31, 2008, there are no lease commitments.

Litigation and Disputes

On March 7, 2007, the filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) stayed, but as of December 31, 2008, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

9.   Related Party Transactions

For the twelve month periods ended December 31, 2008 and 2007 there were no related party transactions.

10.   Equity

As of December 31, 2008 and 2007 there were 8,619,389 and 8,619,389 issued and outstanding, respectively.

Subsequent to year-end as discussed in Note 13 pursuant to the Company’s bankruptcy all common stock outstanding was cancelled and 5,000,000 shares of new common stock was issued.

Common Stock Activity

Shares Issued for Cash

For the twelve-month periods ending December 31, 2008, and 2007 there was no issuance of shares for cash.

Shares Issued to Employees and Board of Directors Members as Compensation

During the quarter ended March 31, 2007 the Company issued 40,000 shares valued at $140,000 as compensation and severance to current and former employees.

Shares Issued to Consultants for Services

For the twelve-month periods ending December 31, 2008 and 2007, there was no issuance of shares to consultants for services.

Shares Issued in Conjunction with Debt Instruments

.

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

Warrant Activity

During the years ended December 31, 2008 and 2007, there was no warrant activity.

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

12.   Acquisitions

For the twelve-month period ending December 31, 2008, the Company made no acquisitions.

13.   Subsequent Events

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
d)	Disclosed in this report any change to the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; , except as otherwise disclosed in the quarterly and annual statements filed with the SEC, and

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

January 3, 2013

/s/ A. John Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

30

Exhibit 42.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 360 Global Wine Company (the “Company”) on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, A. John A. Bryan, Jr. , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 3, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

31