Form 10-Q
period 2009-03-31
360 GLOBAL WINE CO
filed 2013-01-08
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

2

360 Global Investments

Balance Sheets

March 31, 2009 and December 31, 2008

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current assets:
Other receivable - funds held in trust	$0	$250,000
Total current assets	0	250,000

Assets held-for-sale	0	0

Total assets	$0	$250,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

March 31, 2009 and December 31, 2008

LIABILITIES

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$250,000
Accrued Compensation	37,500	0

Total current liabilities	37,500	250,000

Total liabilities	37,500	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of March 31, 2009 and December 31, 2008.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,468,808)	(61,431,308)
Total stockholders' equity (Deficit)	(37,500)	0

Total liabilities and stockholders' equity	$0	$250,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating Expenses:
Sales and marketing	0	0
General and administrative	37,500	0
Employee stock compensation expense	0	0
Total operating expenses	37,500	0

Net income (loss)	$(37,500)	$0

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.00)	$0.00

Weighted average number of shares - Basic & Diluted	8,619,389	8,619,389

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net Income (Loss)	$(37,500)	$0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	250,000	(250,000)
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued payroll	37,500	0
Accrued expenses	(250,000)	0
Cash used by operations	0	(250,000)

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	250,000
Cash provided by investing activities	0	250,000

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

 The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

March 31, 2009

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

In March, 2007 the Company filed for Chapter 11 protection under the U.S. Bankruptcy code to reorganize. It subsequently disposed of its wholly owned operating subsidiary, 360 Viansa LLC, and all other assets as part of the

360 Viansa Plan of Reorganization (“Viansa Plan”, "Viansa POR") - as approved by the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”).

In December, 2007 360 Viansa, LLC was sold to Laurus Master Fund, Ltd. (“Laurus”). In March, 2008, 360 Global sold the Texas Property to the City of Granite Shoals and the Christ Redeemer Fellowship. Under the Viansa plans all funds except for a residual interest of $250,000 went to the 360 Global trust for the benefit of the creditors The $250,000 was designated for payment of professional fees under the bankruptcy plan and subsequently distributed in February, 2009.

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

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31, 2011

10Q for the 1st quarter of 2012

10Q for the 2nd quarter of 2012

10Q for the 3rd quarter of 2012

10K annual report and audit for the year ended December 31, 2012

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

Basis of Presentation

The unaudited, condensed financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”). These condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of annual results for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

In 2008 and 2009 the Company had no revenue. Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. Investment revenue is recognized in the period earned. Revenues for operations consist primarily of sales and are recognized upon shipment.

Cost of Goods Sold

In 2008 and 2009 the Company had no cost of goods sold.

Selling, General and Administrative Costs

The Company continues to accrue general and administrative costs as incurred. General and administrative cost included salaries, professional fees and other operating costs of the investment holding company.

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the three months ended March 31, 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Other Receivable – Funds held in trust

Other Receivable – funds held in trust represents proceeds from the sale of property which are being held by a trustee for payment of professional fees by order of the bankruptcy court. As such the cash is not available for use in the operations of the business.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other current and accrued liabilities, as reported on the balance sheet, are considered to approximate their fair value given the short-term maturity and/or the liquidity of these financial instruments.

Assets Held for Sale

The assets held-for-sale are removed from property, plant and equipment classification and shown separately on the balance sheet at their fair value (anticipated sales price less the cost to sell) at such time as management determine they are to be sold.. The fair values that are less than the recorded net book value of the assets at the time they are identified are charged to operations and no further depreciation is recognized.

Basic and Diluted Net Loss per Share

In accordance with ASC 260, "Earnings per Share", the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. Net losses were incurred in certain of the periods presented, and in those instances, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive. Potentially dilutive common stock equivalents would include the common stock issuable based upon conversion features provided in debt security instruments and the exercise of warrants.

Pursuant to the confirmed Global Plan, as discussed in Note 8, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

NOTE 3 – SALE OF PROPERTY

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

By Bankruptcy Court Order entered on March 25, 2008, the Company sold the Texas Property (properties related to the mining, and mineral extraction, mineral processing, residential real estate, and vacation properties ) to the City of Granite Shoals and the Christ Redeemer Fellowship for the aggregate sale price of $3,200,000 and received a residual interest of $250,000 which is reflected as a receivable as of March 31, 2008. The funds were held in trust until February, 2009 when they were distributed.

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. At March 31, 2009 and December 31, 2008 the balance of the account was $0 and $250,000, respectively.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of March 31, 2009 and December 31, 2008 there were 8,619,389 shares outstanding.

Pursuant to the confirmed Global Plan, as discussed in Note 11, all our common stock, warrants, and equity interests were be cancelled and 5,000,000 shares of New Common Stock issued in June, 2010. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

Common Stock Activity

There was no common stock activity in 2008 or 2009. All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of March 31, 2009 the Company has no new lease commitments.

Litigation and Disputes

The Company is involved in various lawsuits, claims, and proceedings which arose in the ordinary course of business. In accordance with ASC 450, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for all such matters that have come to the attention of the Company. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

In March, 2007 the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation was stayed.

With the confirmation of the Bankruptcy plan by the court in December, 2008 all liability under such lawsuits was transferred to the Global trust. The Company is not aware of any other material legal proceedings against the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2009 and 2008, there were no related party transactions.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred tax assets by a 100% valuation allowance.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2009 and December 31, 2008, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 12 – SUBSEQUENT EVENTS

Cancellation of common stock and issuance of New Common Stock.

In June, 2010 pursuant to the confirmed Global Plan all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

NOTE 13 – GOING CONCERN

The Company has suffered significant losses and will require additional working capital to develop its business. After emerging from Chapter 11, the Company intends to raise additional capital. There are no assurances that the Company will be able to (1) generate a level revenue from operations or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder funding to support the Company’s needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be forced to liquidate.

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

Other Information

On March 7, 2007 we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. No assurance can be given as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As of the date of the Chapter 11 filing, virtually all pending litigation (including actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. As of Dec 31, 2007, all lawsuits and liabilities were settled or through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company.

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

Mergers, Acquisitions and Divestitures

For the three-month period ended March 31, 2009, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the three month period ended March 31, 2009 to the three month period ended March 31, 2008.

Revenues

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, revenues were equal to $0.

Cost of Goods Sold

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2009 were $37,500 compared to $0 for the three-month period ended March 31, 2008. The increase is due to the Company beginning to accrue salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $37,500 for the three-month period ended March 31, 2009 compared to $0 for the three-month period ended March 31, 2008. The increase loss is the result of salary accruals.

Interest and Other Expense

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, interest expense was equal to $0.

Liquidity and Capital Resources

As of March 31, 2009, the Company's working capital was a negative $37,500 as a result of expense accruals.

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

Operating Activities

For the three-month period ended March 31, 2009 cash used in operating activities was equal to $0 compared to $250,000 for the three-month period ended March 31, 2008.

Financing Activities

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, cash from financing activities was equal to $0.

Investing Activities

For the three-month period ended March 31, 2009 there were no cash flows from investing activities compared to $250,000 for the three-month period ended March 31, 2008.

Contractual Obligations and Commitments

For the three-month period ended March 31, 2008, pursuant to the Viansa Plan, $250,000 will be disbursed to administrators. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the three-month period ended March 31, 2009 and the three-month period ended March 31, 2008, capital expenditures were equal to $0.

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

10Q for the 1st quarter of 2011

10Q for the 2nd quarter of 2011

10Q for the 3rd quarter of 2011

10K annual report and audit for the year ended December 31st 2011

10Q for the 1st quarter of 2012

10Q for the 2nd quarter of 2012

10Q for the 3rd quarter of 2012

10K annual report and audit for the year ended December 31st 2012

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the first quarter of 2013, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

The subsequent 2009 global recession caused delays in the first and second activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has suffered significant losses and will require additional working capital to develop its business. After emerging from Chapter 11, the Company intends to raise additional capital. There are no assurances that the Company will be able to (1) generate a level revenue from operations or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder funding to support the Company’s needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be forced to liquidate.

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

Item 4.   Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. New senior management hired since March 7, 2007 has identified material weakness in our disclosure controls and procedures and internal control over financial reporting. We continuously investigate and apply procedures and processes as necessary to ensure the reliability of our financial reporting and are continuously evaluating and adopting measures designed to remediate any weaknesses.

Management also continuously conducts an evaluation of our corporate governance and internal controls in an effort to improve the quality and transparency of our corporate governance, internal controls, and financial reporting. Implementation and improvement in these areas will be limited by our human and financial resources.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31 2009, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of March 31, 2009, there are no material changes for risk factors since previously disclosed in the Company's 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three-month period ended March 31, 2009, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the three-month period ended March 31, 2009, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the three-month period ended March 31, 2009, there were no matters submitted to a vote of security holders.

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

360 Global Investments
Date: January 7, 2013	By: /s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr. Chief Executive Officer
22

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 7, 2013	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer

