Form 10-Q
period 2009-09-30
360 GLOBAL WINE CO
filed 2013-01-09
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

2

360 Global Investments

Balance Sheets

September 30, 2009 and December 31, 2008

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current assets:
Other receivable - funds held in trust	$0	$250,000
Total current assets	0	250,000

Assets held-for-sale	0	0

Total assets	$0	$250,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

September 30, 2009 and December 31, 2008

LIABILITIES

	September 30, 2009	December 31, 2007
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$250,000
Accrued Compensation	112,500

Total current liabilities	112,500	250,000

Total liabilities	112,500	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of September 30, 2008 and December 31, 2007.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,543,808)	(61,431,308)
Total stockholders' equity (deficit)	(112,500)	0

Total liabilities and stockholders' equity	$0	$250,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Nine Months Ended September 30, 2009 and 2008

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	37,500	0	112,500	0
Employee stock compensation expense	0	0	0	0
Total operating expenses	37,500	0	112,500	0

Net income (loss)	$(37,500)	$0	$(112,500)	$0

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of shares - Basic & Diluted	8,619,389	8,619,389	8,619,389	8,619,389

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

	For the Nine-Month Period Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net Income (Loss)	$(112,500)	$0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	250,000	(250,000)
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accured Compensation	112,500	0
Accrued expenses	(250,000)	0
Cash used by operations	0	(250,000)

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	250,000
Cash provided by investing activities	0	250,000

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

September 30, 2009

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the nine months ended September 30, 2009 and 2008.

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

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. At September 30, 2009 and December 31, 2008 the balance of the account was $0 and $250,000, respectively.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of September 30, 2009 and December 31, 2008 there were 8,619,389 shares outstanding.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of September 30, 2009 the Company has no new lease commitments.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009 and 2008, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of September 30, 2009 and December 31, 2008, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

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

Mergers, Acquisitions and Divestitures

For the nine-month period ended September 30, 2009, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2008.

Revenues

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, revenues were equal to $0.

Cost of Goods Sold

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expense for the nine-month period ended September 30, 2009 were $112,500 compared to $0 for the nine-month period ended September 30, 2008. The increase is due to the Company beginning to accrue salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30,2008, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $112,500 for the nine-month period ended September 30, 2009 compared to $0 for the nine-month period ended September 30, 2008. The increase loss is the result of salary accruals.

Interest and Other Expense

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, interest expense was equal to $0.

Liquidity and Capital Resources

As of September 30, 2009, the Company's working capital was a negative $112,500 as a result of expense accruals.

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

Operating Activities

For the nine-month period ended September 30, 2009 cash used in operating activities was equal to $0 compared to $250,000 for the nine-month period ended September 30, 2008.

Financing Activities

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, cash from financing activities was equal to $0.

Investing Activities

For the nine-month period ended September 30, 2009 there were no cash flows from investing activities compared to $250,000 for the nine-month period ended September 30, 2008.

Contractual Obligations and Commitments

For the nine-month period ended September 30, 2009, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the nine-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, capital expenditures were equal to $0.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2009, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of September 30, 2009, there are no material changes for risk factors since previously disclosed in the Company's 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine-month period ended September 30, 2009, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the nine-month period ended September 30, 2009, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the nine-month period ended September 30, 2009, there were no matters submitted to a vote of security holders.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

