Form 10-K
period 2009-12-31
360 GLOBAL WINE CO
filed 2013-01-11
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

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

5,000,000 as of January 9, 2013

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2008).

1

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	20 (F-1)

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

Authorization of Common Stock

As of December 31, 2009, 360 Global has 100,000,000 shares of Common Stock authorized at .001 par value with 8,619,389 issued and outstanding. All common stock and warrants were subsequently cancelled pursuant to the Global Plan confirmed by the Bankruptcy Court.

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

Business Segments

We do not segment the business internally.

2009 Business Operations

During the course of 2009, 360 Global mainly focused on research of various business opportunities within the industries listed under the ‘Overview’-section under Item 1.

Filing for Chapter 11

On March 7th, 2007, the Company filed a voluntary petition for relief with the Bankruptcy Court under the Bankruptcy Code 11.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan was January 10, 2009.

Results of Operations

Comparison of the twelve-month period ended December 31, 2009 to the twelve-month period ended December 31, 2008.

Revenues

For the twelve months ending December 31, 2009, and 2008, revenues were $0.

Cost of Goods Sold

For the twelve months ending December 31, 2009, and 2008, cost of goods sold were $0.

Sales and Marketing Expense

For the twelve months ending December 31, 2009 and 2008, sales and marketing expenses were $0.

General and Administrative Expense

For the twelve months ending December 31, 2009, general and administrative expenses were $150,000 compared to $0 for the twelve months ending December 31, 2008. The increase was due to the accrual of officer salaries.

Provision for Income Taxes

For the twelve months ending December 31, 2009 and 2008, the Company made no provision for income taxes.

Stock Compensation Expense

For the twelve months ending December 31, 2009 and 2008, employee stock compensations was $0.

Net Income

For the twelve months ending December 31, 2009 the Company recorded a net loss of $150,000 compared to $0 for the twelve months ending December 31, 2008. The increase was due to officers salaries.

Interest and Other Expense

For the twelve months ending December 31, 2009 and 2008, the Company had $0 interest expense.

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

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan was January 10, 2009.

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock were issued.

On May 10, 2012 the Articles of the Company were amended in order to conduct a name change. The name of the Company changed from 360 Global Wine Company to 360 Global Investments.

Employees

On December 31, 2009, we have 1 employee and officer, A. John A. Bryan, Jr., who is the Chief Executive Officer of the Company, as well as several consultants who research investment opportunities in the various fields the Company is active in as described in Item 1.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

For the twelve-month period ended December 31, 2009, there are no unresolved staff comments.

ITEM 2. PROPERTIES

For the twelve-month period ended December 31, 2009, our U. S. corporate office was located in Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company Therefor, during the course of 2009, the Company was not involved in any lawsuits, claims or legal proceedings.

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

	HIGH	LOW
FISCAL YEAR 2008
First Quarter	$0.03	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.05	$0.01

FISCAL YEAR 2009
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 our common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

On March 6, 2007 - the day of the filing for Chapter 11 - the symbol changed to “TSIXQ”.

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

Recent Sales of Unregistered Securities

During the course of 2009, no unregistered securities were sold or issued by means of compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2009 and 2008, no securities were issued under equity compensation plans.

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

Mergers, Acquisitions and Divestitures

For the twelve-month period ended December 31, 2009, there were no Mergers or Acquisitions.

Correction of Errors in Previously Issued Financial Statements

There are no corrections of previously issued financial statements.

Inventory Revaluation

As of December 31st 2009 and 2008, the Company’s inventory equals $0.

Liquidity and Capital Resources

As of December 31, 2009, the Company’s working capital is limited. The Chapter 11 has discharged all debt. Payables were transferred to a Liquidation Trust so that general unsecured creditors could be repaid from recoveries.

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

Operating Activities

For the twelve month periods ended December 31, 2009 and 2008, cash used in operating activities was $0, compared to $250,000 for the twelve month period ended December 31, 2008.

Financing Activities

For the twelve month periods ended December 31, 2009 and 2008, cash used for financing activities was $0.

Investing Activities

For the twelve month period ended December 31, 2009 cash provided by investing activities was $0, compared to $250,000 for the twelve month period ended December 31, 2008.

Impact of Derivatives on Liquidity

For the twelve month period ended December 31, 2009 and 2008, impact of derivatives on liquidity was equal to $0.

Contractual Obligations and Commitments

The Company has currently no contractual obligations or commitments.

Capital Expenditures

For the years ended December 31, 2009 and 2008, capital expenditures were $0.

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

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ending December 31, 2009, there were no changes in and disagreements with accountants on accounting and financial disclosure.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our executive officers, directors, promoters, and control persons as of December 31, 2009. There are no family relationships among our executive officers and directors. Also provided herein are brief descriptions of the business experience of each executive officer and director during the last five years and an indication of directorships held by each individual in other companies subject to the reporting requirements under the federal securities laws.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2009 and 2008 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. John A. Bryan, Jr.	2008	0	0	0	0	0	0	0	0
A. John A. Bryan, Jr.	2009	150,000	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

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

ITEM 12. YEAR END 2009 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The following table sets forth, as of December 31, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,619,389 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Number of Shares as of December 31st, 2009

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

(3)

Represents shares issued to the Watley Group LLC, of which Mr. Bryan is the President and Chief Executive Officer.

ITEM 12A. YEAR END 2009 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Subsequent Event:

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

For the twelve-month period ended December 31, 2009, there are no related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us for the fiscal years ended December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

No audit fees were paid during 2009.

Audit Committee Policies and Procedures:

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

Tax Fees

For the twelve-month period ending December 31, 2009, there are no tax fees paid.

All Other Fees

For the twelve-month period ending December 31, 2009, there are no other fees.

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

Date: January 9, 2013

360 Global Investments
By: /s/ A. John A. Bryan
A. John A. Bryan, Jr. Chief Executive Officer and Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

360 Global Investments (Formerly 360 Global Wine Company)

Los Angeles, California

We have audited the accompanying balance sheets of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2009 and 2008 and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. In addition, the Company has filed for Chapter 11 bankruptcy protection in order to reorganize and work out its debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Hall Group, CPAs

Dallas, Texas

January 9, 2013

360 GLOBAL INVESTMENTS

Balance Sheets

December 31, 2009 and 2008

ASSETS

	December 31, 2009	December 31, 2008

Current assets:
Other receivable - funds held in trust	$0	$250,000
Total current assets	0	250,000

Assets held-for-sale	0	0

Total assets	$0	$250,000

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Balance Sheets

December 31, 2009 and 2008

LIABILITIES

	December 31, 2009	December 31, 2008

Accrued legal fees related to bankruptcy	$0	$250,000
Accrued Compensation	150,000	0

Total current liabilities	150,000	250,000

Total liabilities	150,000	250,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of December 31, 2009 and 2008.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,581,308)	(61,431,308)
Total stockholders' equity (deficit)	(150,000)	0

Total liabilities and stockholders' equity	$0	$250,000

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Operations

Years Ended December 31, 2009 and 2008

	For the Year Ended
	December 31, 2009	December 31, 2008

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0
General and administrative	150,000	0
Employee stock compensation expense	0	0
Total operating expenses	150,000	0

Net income (loss)	$(150,000)	$0

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	(0.02)	0.00

Weighted average number of shares - Basic & Diluted	8,619,389	8,619,389

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2007	8,619,389	$8,619	$61,422,689	$(61,431,308)	$0
Net income (loss)				0	0
Balance, December 31, 2008	8,619,389	8,619	61,422,689	(61,431,308)	0
Net income (loss)				(150,000)	(150,000)
Balance, December 31, 2009	8,619,389	$8,619	$61,422,689	(61,581,308)	$(150,000)

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Cash Flows

Years Ended December 31, 2009 and 2008

	For the Year Ended
	December 31, 2009	December 31, 2008

Cash flows from operating activities:
Net Income (Loss)	$(150,000)	$0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trust	250,000	(250,000)
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued Compensation	150,000	0
Accrued expenses	(250,000)	0
Cash provided by (used in) operations	0	(250,000)

Cash flows used in investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	250,000
Cash provided by (used in) investing activities	0	250,000

Cash flows provided by (used in) financing activities:
None	0	0
Cash flow provided by (used in) financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Other receivable - Funds held in trust from sale of property	$250,000	$0
Accrued professional fees funded from other receivable-funds held in trust	$0	$250,000
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Notes to the Financial Statements

December 31, 2009

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

Basis of Presentation

The condensed financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”).

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the years ended December 31, 2009 and 2008.

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

On June 10, 2010, pursuant to the confirmed Global Plan, as discussed in Note 6, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. December 31, 2009 and 2008 the balance of the account was $0 and $250,000, respectively.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2009 and 2008 there were 8,619,389 shares outstanding.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of December 31, 2009 the Company has no new lease commitments.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of December 31, 2009 and 2008, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 12 – SUBSEQUENT EVENTS

Cancellation of common stock and issuance of New Common Stock.

On June 10, 2010, pursuant to the confirmed Global Plan all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock was issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

Exhibit 41.1

CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER CERTIFICATION

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

January 9, 2013

/s/ A. John Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

23

Exhibit 42.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 360 Global Wine Company (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, A. John A. Bryan, Jr. , Chief Executive Officer and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 9, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

24