Form 10-Q
period 2010-03-31
360 GLOBAL WINE CO
filed 2013-01-17
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 as of January 17, 2013.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

2

360 Global Investments

Balance Sheets

March 31, 2010 and December 31, 2009

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

March 31, 2010 and December 31, 2009

LIABILITIES

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	187,500	150,000

Total current liabilities	187,500	150,000

Total liabilities	187,500	150,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of March 31, 2010 and December 31, 2009.	8,619	8,619
Additional paid-in capital	61,422,689	61,422,689
Accumulated deficit	(61,618,808)	(61,581,308)
Total stockholders' equity (Deficit)	(187,500)	(150,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating Expenses:
Sales and marketing	0	0
General and administrative	37,500	37,500
Employee stock compensation expense	0	0
Total operating expenses	37,500	37,500

Net income (loss)	$(37,500)	$(37,500)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.00)	$(0.00)

Weighted average number of shares - Basic & Diluted	8,619,389	8,619,389

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net Income (Loss)	$(37,500)	$(37,500)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	250,000
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued payroll	37,500	37,500
Accrued expenses	0	(250,000)
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Accrued professional fees funded from other receivable -funds held in trust	$0	$250,000
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

March 31, 2010

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

Basis of Presentation

The unaudited, condensed financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”). These condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of annual results for the year ended December 31, 2010.

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

Revenue Recognition

In 2009 and 2010 the Company had no revenue. Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. Investment revenue is recognized in the period earned. Revenues for operations consist primarily of sales and are recognized upon shipment.

Cost of Goods Sold

In 2009 and 2010 the Company had no cost of goods sold.

Selling, General and Administrative Costs

The Company continues to accrue general and administrative costs as incurred. General and administrative cost included salaries, professional fees and other operating costs of the investment holding company.

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the three months ended March 31, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Other Receivable – Funds held in trust

Other Receivable – funds held in trust represents proceeds from the sale of property, which are being held by a trustee for payment of professional fees by order of the bankruptcy court. As such the cash is not available for use in the operations of the business.

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

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. At March 31, 2010 and December 31, 2009 the balance of the account was $0.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share. As of March 31, 2010 and December 31, 2009 there were 8,619,389 shares outstanding.

On June 10, 2010, pursuant to the confirmed Global Plan, as discussed in Note 12, all our common stock, warrants, and equity interests were be cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

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

Common Stock Activity

There was no common stock activity in 2009 or 2010. All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of March 31, 2010 the Company has no new lease commitments.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010 and 2009, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2010 and December 31, 2009, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

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

Pursuant to the Viansa Plan, on March 27, 2008, 360 Global sold the Texas Property to the City of Granite Shoals and the Christ Redeemer Fellowship and received $250,000. This residual interest of $250,000 has been provided for in the year-end 2007 financials, since it had been provided for in the Viansa Plan. Therefore, this transaction does not affect the 2010 numbers.

Mergers, Acquisitions and Divestitures

For the three-month period ended March 31, 2010, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the three-month period ended March 31, 2010 to the three-month period ended March 31, 2009.

Revenues

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, revenues were equal to $0.

Cost of Goods Sold

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $37,500 for the three-month periods ended March 31, 2010 were $37,500 and 2009. This account represents accrued salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $37,500 for the three-month periods ended March 31, 2010 and 2009

Interest and Other Expense

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, interest expense was equal to $0.

Liquidity and Capital Resources

As of March 31, 2010, the Company's working capital was a negative $187,500 as a result of expense accruals.

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

Operating Activities

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, cash used in operating activities was equal to $0.

Financing Activities

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, cash from financing activities was equal to $0.

Investing Activities

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the three-month period ended March 31, 2010, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the three-month period ended March 31, 2010 and the three-month period ended March 31, 2009, capital expenditures were equal to $0.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2010, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of March 31, 2010, there are no material changes for risk factors since previously disclosed in the Company's 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three-month period ended March 31, 2010, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the three-month period ended March 31, 2010, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the three-month period ended March 31, 2010, there were no matters submitted to a vote of security holders.

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

360 Global Investments
Date: January 17, 2013	By: /s/ A. John A. Bryan, Jr.
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

January 17, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 17, 2013	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer

