Form 10-Q
period 2010-06-30
360 GLOBAL WINE CO
filed 2013-01-17
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

2

360 Global Investments

Balance Sheets

June 30, 2010 and December 31, 2009

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

June 30, 2010 and December 31, 2009

LIABILITIES

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	225,000	150000

Total current liabilities	225,000	150,000

Total liabilities	225,000	150,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of December 31, 2009	0	8,619

Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2010	5,000	0
Additional paid-in capital	(5,000)	61,422,689
Accumulated deficit	(225,000)	(61,581,308)
Total stockholders' equity (deficit)	(225,000)	(150,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Six Months Ended June 30, 2010 and 2009

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	37,500	37,500	75,000	75,000
Employee stock compensation expense	0	0	0	0
Total operating expenses	37,500	37,500	75,000	75,000

Net income (loss)	$(37,500)	$(37,500)	$(75,000)	$(75,000)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares - Basic & Diluted	5,000,000	8,619,389	5,000,000	8,619,389

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

	For the Six-Month Period Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net Income (Loss)	$(75,000)	$(75,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	250,000
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accured Compensation	75,000	75,000
Accrued expenses	0	(250,000)
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Accrued professional fees funded from other receivable -funds held in trust	$0	$250,000
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

June 30, 2010

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the six months ended June 30, 2010 and 2009.

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

Assets Held for Sale

The assets held-for-sale are removed from property, plant and equipment classification and shown separately on the balance sheet at their fair value (anticipated sales price less the cost to sell) at such time as management determine they are to be sold. The fair values that are less than the recorded net book value of the assets at the time they are identified are charged to operations and no further depreciation is recognized.

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

On June 10, 2010, pursuant to the confirmed Global Plan, as discussed in Note 6, all our common stock, warrants, and equity interests were cancelled. In accordance with the Global Plan, 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock were distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock were distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock were distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock were distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock were distributed to the 360 Global Liquidating Trust.

The New Common Stock was issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

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

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. At June 30, 2010 and December 31, 2009 the balance of the account was $0.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

Pursuant to the Global Plan he Company’s articles of incorporation and bylaws were amended to authorize the Company to issue 50,000,000 shares of new common stock at a par value of $0.001 per share. As of June 30, 2010 5,000,000 shares were issued and outstanding.

As of December 31, 2009 the Company was authorized to issue 100,000,000 common stock at a par value of $0.001 per share with 8,619,389 shares issued and outstanding.

Common Stock Activity

On June 10, 2010, pursuant to the confirmed Global Plan all our common stock, warrants, and equity interests were cancelled. In accordance with the Global Plan, 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock were distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock were distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock were distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock were distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock were distributed to the 360 Global Liquidating Trust.

The New Common Stock was issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of June 30, 2010 the Company has no new lease commitments.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2010 and 2009, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of June 30, 2010 and December 31, 2009, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through January 14, 2013 which is the date the financial statements were issued. No items requiring disclosure were noted.

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

Mergers, Acquisitions and Divestitures

For the six-month period ended June 30, 2010, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the six-month period ended June 30, 2010 to the six-month period ended June 30, 2009.

Revenues

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, revenues were equal to $0.

Cost of Goods Sold

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $75,000 for the six-month periods ended June 30, 2010 and 2009. This account represents accrued salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $75,000 for the six-month periods ended June 30, 2010 and 2009

Interest and Other Expense

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, interest expense was equal to $0.

Liquidity and Capital Resources

As of June 30, 2010, the Company's working capital was a negative $225,000 as a result of expense accruals.

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

Operating Activities

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, cash used in operating activities was equal to $0.

Financing Activities

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, cash from financing activities was equal to $0.

Investing Activities

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the six-month period ended June 30, 2010, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the six-month period ended June 30, 2010 and the six-month period ended June 30, 2009, capital expenditures were equal to $0.

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

RISKS RELATED TO OUR COMMON STOCK

MANAGEMENT FILED A PLAN OF REORGANIZATION THAT RESULTED IN THE CANCELLATION OF OUR COMMON STOCK PURSUANT TO THE GLOBAL PLAN. THERE IS NO ASSURANCE THAT EQUITY HOLDERS WILL RECEIVE ANY VALUE WHATSOEVER.

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

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled. In accordance with the Global Plan, 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock were distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock were distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock were distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock were distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock were distributed to the 360 Global Liquidating Trust.

The New Common Stock issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2010, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of June 30, 2010, there are no material changes for risk factors since previously disclosed in the Company's 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six-month period ended June 30, 2010, the sale of Equity Securities was equal to $0.

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled. In accordance with the Global Plan, 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) will be distributed as follows pursuant to the Global Plan:

• 3,750,000 shares of New Common Stock were distributed to the Administrative Claimants and Allowed Professional Claimants;

• 1,000,000 shares of New Common Stock were distributed to Class 4 General Unsecured Creditors;

• 50,000 shares of New Common Stock were distributed to Class 5 General Unsecured Creditor;

• 100,000 shares of New Common Stock were distributed to Class 6 equity security holders;

• 100,000 shares of New Common Stock were distributed to the 360 Global Liquidating Trust.

The New Common Stock is to be issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

Item 3.   Defaults Upon Senior Securities.

For the six-month period ended June 30, 2010, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the six-month period ended June 30, 2010, there were no matters submitted to a vote of security holders.

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
20

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

