Form 10-K
period 2010-12-31
360 GLOBAL WINE CO
filed 2013-02-07
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

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

5,100,000 as of January 25, 2013

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

1

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	F-1

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

Authorization of Common Stock

As of December 31, 2010, 360 Global has 50,000,000 shares of Common Stock authorized at .001 par value with 5,000,000 issued and outstanding. All common stock and warrants were subsequently cancelled pursuant to the Global Plan confirmed by the Bankruptcy Court.

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

The New Common Stock was issued pursuant to the Global Plan in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and of state and local securities laws afforded by Section 1145 of the Bankruptcy Code, Reorganized Debtor’s new common stock to be issued pursuant to the confirmed Global Plan need not be registered under the Securities Act or any state or local securities laws.

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

2010 Business Operations

During the course of 2010, 360 Global mainly focused on research of various business opportunities within the industries listed under the ‘Overview’-section under Item 1.

Filing for Chapter 11

On March 7th, 2007, the Company filed a voluntary petition for relief with the Bankruptcy Court under the Bankruptcy Code 11.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan was January 10, 2009.

Results of Operations

Comparison of the twelve-month period ended December 31, 2010 to the twelve-month period ended December 31, 2009.

Revenues

For the twelve months ending December 31, 2010, and 2009, revenues were $0.

Cost of Goods Sold

For the twelve months ending December 31, 2010, and 2009, cost of goods sold were $0.

Sales and Marketing Expense

For the twelve months ending December 31, 2010 and 2009, sales and marketing expenses were $0.

General and Administrative Expense

For the twelve months ending December 31, 2010, general and administrative expenses were $150,000 compared to $150,000 for the twelve months ending December 31, 2009.

Provision for Income Taxes

For the twelve months ending December 31, 2010 and 2009, the Company made no provision for income taxes.

Stock Compensation Expense

For the twelve months ending December 31, 2010 and 2009, employee stock compensations was $0.

Net Income

For the twelve months ending December 31, 2010 the Company recorded a net loss of $150,000 compared to $150,000 for the twelve months ending December 31, 2009.

Interest and Other Expense

For the twelve months ending December 31, 2010 and 2009, the Company had $0 interest expense.

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

Employees

On December 31, 2010, we have 1 employee and officer, A. John A. Bryan, Jr., who is the Chief Executive Officer of the Company, as well as several consultants who research investment opportunities in the various fields the Company is active in as described in Item 1.

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

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock were issued. The New Common Stock (CUSIP 885573 303) was be distributed as follows pursuant to the Global Plan:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

For the twelve-month period ended December 31, 2010, there are no unresolved staff comments.

ITEM 2. PROPERTIES

For the twelve-month period ended December 31, 2010, our U. S. corporate office was located in Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, all lawsuits and liabilities were settled through the Bankruptcy Court and except as otherwise disclosed herein, the Company is not aware of any other material legal proceedings against the Company Therefor, during the course of 2010, the Company was not involved in any lawsuits, claims or legal proceedings.

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

FISCAL YEAR 2010
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TSIX”. Prior to March 1, 2006 our common stock traded under the symbol “TGWC”. Prior to February 24, 2005, the common stock traded under the symbol “KFWI”.

On March 6, 2007 - the day of the filing for Chapter 11 - the symbol changed to “TSIXQ”. The stock has no actively traded since the bankruptcy.

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

Recent Sales of Unregistered Securities

During the course of 2010, no unregistered securities were sold or issued by means of compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2010 and 2009, no securities were issued under equity compensation plans.

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

Mergers, Acquisitions and Divestitures

For the twelve-month period ended December 31, 2010, there were no Mergers or Acquisitions.

Correction of Errors in Previously Issued Financial Statements

There are no corrections of previously issued financial statements.

Inventory Revaluation

As of December 31st 2010 and 2009, the Company’s inventory equals $0.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s working capital is limited. The Chapter 11 has discharged all debt. Payables were transferred to a Liquidation Trust so that general unsecured creditors could be repaid from recoveries.

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

Operating Activities

For the twelve month periods ended December 31, 2010 and 2009, cash used in operating activities was $0.

Financing Activities

For the twelve month periods ended December 31, 2010 and 2009, cash used for financing activities was $0.

Investing Activities

For the twelve month period ended December 31, 2010 and 2009, cash provided by investing activities was $0.

Impact of Derivatives on Liquidity

For the twelve month period ended December 31, 2010 and 2009, impact of derivatives on liquidity was equal to $0.

Contractual Obligations and Commitments

The Company has currently no contractual obligations or commitments.

Capital Expenditures

For the years ended December 31, 2010 and 2009, capital expenditures were $0.

Management’s Strategy and Plan for the Future

On December 12, 2008, Global Plan was confirmed by the Bankruptcy Court and can be found as Exhibit 34.1 to annual report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ending December 31, 2010, there were no changes in and disagreements with accountants on accounting and financial disclosure.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our executive officers, directors, promoters, and control persons as of December 31, 2010. There are no family relationships among our executive officers and directors. Also provided herein are brief descriptions of the business experience of each executive officer and director during the last five years and an indication of directorships held by each individual in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
A. John A. Bryan, Jr.	56	Chief Executive Officer and Chief Restructuring Officer
Michael L. Jeub	68	Director

A. JOHN A. BRYAN, JR. , Chief Executive Officer and Chief Restructuring Officer . A. John A. Bryan Jr. was appointed as our Chief Executive Officer and Chief Restructuring Officer on March 7, 2007. A. John A. Bryan, Jr. is also the CEO of The Watley Group, LLC, a California based consulting firm specializing in Chapter 11 reorganizations, mergers and acquisitions, and management consulting. Mr. Bryan was formerly the CEO of Cetalon Corporation, a health and nutrition company operating as a licensee of Sears Roebuck that filed for Chapter 11 in January of 2003. From 1987 to the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. In that capacity, from 2000 to the present, Mr. Bryan worked directly on the restructuring of Claydan Enterprises, the predecessor company of Cetalon Corporation and he was involved in plan of reorganization of Seracare, Inc. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2010 and 2009 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. John A. Bryan, Jr.	2009	150,000	0	0	0	0	0	0	0
A. John A. Bryan, Jr.	2010	150,000	0	0	0	0	0	0	0

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

ITEM 12. YEAR END 2010 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The below table sets forth, as of December 31, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,000,000 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On June 10, 2010, pursuant to the confirmed Global Plan, all our common stock, warrants, and equity interests were cancelled and 5,000,000 shares of New Common Stock were issued. The New Common Stock (CUSIP 885573 303) was distributed as follows pursuant to the Global Plan:

•	3,750,000 shares of New Common Stock were distributed to the Administrative Claimants and Allowed Professional Claimants;
•	1,000,000 shares of New Common Stock were distributed to Class 4 General Unsecured Creditors;
•	50,000 shares of New Common Stock were distributed to Class 5 General Unsecured Creditor;
•	100,000 shares of New Common Stock were distributed to Class 6 equity security holders;
•	100,000 shares of New Common Stock were distributed to the 360 Global Liquidating Trust.
•	The New Common Stock was issued pursuant to the Global Plan as confirmed in December of 2008 and does not need not be registered under the Securities Act or any state or local securities laws, except as provided in the Global Plan.

Number of Shares as of December 31, 2010

	Shares	%
John Bryan	1,412,410	28.25
Levene, Neale, Bender, Yoo & Brill L.L.P.	1,288,970	25.78
360 Global Wine Company liquidating Trust*	550,284	11.01
Gryphon Master Fund	422,975	8.46
Kirkland Knightsbridge LLC	360,769	7.22

*Trust Shares held for 3th parties

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the twelve-month period ended December 31, 2010, there are no related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us for the fiscal years ended December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

No audit fees were paid during 2010.

Audit Committee Policies and Procedures:

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

Tax Fees

For the twelve-month period ending December 31, 2010, there were no tax fees paid.

All Other Fees

For the twelve-month period ending December 31, 2010, there were no other fees.

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

Date: January 31, 2013

360 Global Investments
By: /s/ A. John A. Bryan
A. John A. Bryan, Jr. Chief Executive Officer and Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

360 Global Investments (Formerly 360 Global Wine Company)

Los Angeles, California

We have audited the accompanying balance sheets of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2010 and 2009 and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Hall Group, CPAs

Dallas, Texas

January 25, 2013

360 GLOBAL INVESTMENTS

Balance Sheets

December 31, 2010 and 2009

ASSETS

	December 31, 2010	December 31, 2009

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Balance Sheets

December 31, 2010 and 2009

LIABILITIES

	December 31, 2010	December 31, 2009

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	300,000	150,000

Total current liabilities	300,000	150,000

Total liabilities	300,000	150,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,619,389 shares issued and outstanding as of December 31, 2009	0	8,619

Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2010	5,000	0
Additional paid-in capital	(5,000)	61,422,689
Accumulated deficit	(300,000)	(61,581,308)
Total stockholders' equity (deficit)	(300,000)	(150,000)

Total liabilities and stockholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Operations

Years Ended December 31, 2010 and 2009

	For the Year Ended
	December 31, 2010	December 31, 2009

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0
General and administrative	150,000	150,000
Employee stock compensation expense	0	0
Total operating expenses	150,000	150,000

Net income (loss)	$(150,000)	$(150,000)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	(0.03)	(0.02)

Weighted average number of shares - Basic & Diluted	5,000,000	8,619,389

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2008	8,619,389	$8,619	$61,422,689	$(61,431,308)	$0
Net income (loss)				(150,000)	(150,000)
Balance, December 31, 2009	8,619,389	8,619	61,422,689	(61,581,308)	(150,000)
Cancellation of old Common Stock	(8,619,389)	(8,619)	(61,422,689)	61,431,308	0
Issuance of New Common Stock	5,000,000	5,000	(5,000)		0
Net income (loss)				(150,000)	(150,000)
Balance, December 31, 2010	5,000,000	$5,000	$(5,000)	(300,000)	$(300,000)

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Statements of Cash Flows

Years Ended December 31, 2010 and 2009

	For the Year Ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net Income (Loss)	$(150,000)	$(150,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trust	0	250,000
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued Compensation	150,000	150,000
Accrued expenses	0	(250,000)
Cash provided by (used in) operations	0	0

Cash flows used in investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by (used in) investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash flow provided by (used in) financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Accrued professional fees funded from other receivable -funds held in trust	$0	$250,000
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Notes to the Financial Statements

December 31, 2010

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the years ended December 31, 2010 and 2009.

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

NOTE 4 – OTHER RECEIVABLE – FUNDS HELD IN TRUST

The funds received from the sale of the Granite Shoals property were designated by order of the bankruptcy court under the Viansa plan for payment of professional fees related to the bankruptcy. They were held in trust from the sale until they were distributed in February, 2009. On December 31, 2010 and December 31, 2009 the balance of the account was $0.

NOTE 5 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 6 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2010 there were 5,000,000 shares outstanding.

Common Stock Activity

On June 10, 2010, pursuant to the confirmed Global Plan all our common stock, warrants, and equity interests were be cancelled and 5,000,000 shares of New Common Stock will be issued. The New Common Stock (CUSIP 885573 303) was distributed as follows pursuant to the Global Plan:

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of December 31, 2010 the Company has no new lease commitments.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2010 and 2009, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of December 31, 2010 and 2008, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through January 24, 2013 which is the date the financial statements were issued. No items requiring disclosure were noted.

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

January 25, 2013

/s/ A. John Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

Exhibit 42.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 360 Global Wine Company (the “Company”) on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, A. John A. Bryan, Jr. , Chief Executive Officer and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

January 25, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr.
Chief Executive Officer Principal Financial and Accounting Officer

