Form 10-Q
period 2011-06-30
360 GLOBAL WINE CO
filed 2013-02-22
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

1

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2

360 Global Investments

Balance Sheets

June 30, 2011 and December 31, 2010

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

June 30, 2011 and December 31, 2010

LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	375,000	300000

Total current liabilities	375,000	300,000

Total liabilities	375,000	300,000

EQUITY
Stockholders' equity:

Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	5,000	5,000
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(375,000)	(300,000)
Total stockholders' equity (deficit)	(375,000)	(300,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Six Months Ended June 30, 2011 and 2010

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	37,500	37,500	75,000	75,000
Employee stock compensation expense	0	0	0	0
Total operating expenses	37,500	37,500	75,000	75,000

Net income (loss)	$(37,500)	$(37,500)	$(75,000)	$(75,000)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares - Basic & Diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

	For the Six-Month Period Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net Income (Loss)	$(75,000)	$(75,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accured Compensation	75,000	75,000
Accrued expenses	0	0
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

June 30, 2011

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the six months ended June 30, 2011 and 2010.

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

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of June 30, 2011 and December 31, 2010 there were 5,000,000 shares outstanding.

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

There was no common stock activity during the period ended June 30, 2011.

All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of June 30, 2011 the Company has no new lease commitments.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011 and 2010, there were no related party transactions.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through January 31, 2013 which is the date the financial statements were issued. No items requiring disclosure were noted.

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

Mergers, Acquisitions and Divestitures

For the six-month period ended June, 2011, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the six-month period ended June 30, 2011 to the six-month period ended June 30, 2010.

Revenues

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, revenues were equal to $0.

Cost of Goods Sold

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $75,000 for the six-month periods ended June 30, 2011 and 2010. This account represents accrued salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the six-month periods ended June 30, 2011 and June 30, 2010, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $75,000 for the six-month periods ended June 30, 2011 and 2010

Interest and Other Expense

For the six-month periods ended June 30, 2011 and June 30, 2010, interest expense was equal to $0.

Liquidity and Capital Resources

As of June 30, 2011, the Company's working capital was a negative $375,000 as a result of expense accruals.

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

Operating Activities

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, cash used in operating activities was equal to $0.

Financing Activities

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, cash from financing activities was equal to $0.

Investing Activities

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the six-month period ended June 30, 2011, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the six-month period ended June 30, 2011 and the six-month period ended June 30, 2010, capital expenditures were equal to $0.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2011, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of June 30, 2011, there are no material changes for risk factors since previously disclosed in the Company's 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six-month period ended June 30, 2011, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the six-month period ended June 30, 2011, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the six-month period ended June 30, 2011, there were no matters submitted to a vote of security holders.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

