Form 10-Q
period 2011-09-30
360 GLOBAL WINE CO
filed 2013-02-22
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

1

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2

360 Global Investments

Balance Sheets

September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

September 30, 2012 and December 31, 2011

LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	412,500	300000

Total current liabilities	412,500	300,000

Total liabilities	412,500	300,000

EQUITY
Stockholders' equity:

Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	5,000	5,000
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(412,500)	(300,000)
Total stockholders' equity (deficit)	(412,500)	(300,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Nine Months Ended September 30, 2012 and 2011

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	37,500	37,500	112,500	112,500
Employee stock compensation expense	0	0	0	0
Total operating expenses	37,500	37,500	112,500	112,500

Net income (loss)	$(37,500)	$(37,500)	$(112,500)	$(112,500)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares - Basic & Diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

	For the Nine-Month Period Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net Income (Loss)	$(112,500)	$(112,500)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accured Compensation	112,500	112,500
Accrued expenses	0	0
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

September 30, 2012

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

Basis of Presentation

The unaudited, condensed financial statements included herein have been prepared by 360 Global, and reflect, in the opinion of management, all adjustments necessary to present fairly the financial information for the Company. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”). These condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of annual results for the year ended December 31, 2012.

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

Revenue Recognition

In 2011 and 2012 the Company had no revenue. Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. Investment revenue is recognized in the period earned. Revenues for operations consist primarily of sales and are recognized upon shipment.

Cost of Goods Sold

In 2011 and 2012 the Company had no cost of goods sold.

Selling, General and Administrative Costs

The Company continues to accrue general and administrative costs as incurred. General and administrative cost included salaries, professional fees and other operating costs of the investment holding company.

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the nine months ended September 30, 2012 and 2011.

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

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of September 30, 2012 and December 31, 2011 there were 5,000,000 shares outstanding.

Common Stock Activity

There was no common stock activity during the year ended December 31, 2011 and the nine months ended September 30, 2012.

All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of September 30, 2012 the Company has no new lease commitments.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2012 and 2011, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of September 30, 2012 and December 31, 2011, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

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

Mergers, Acquisitions and Divestitures

For the nine-month period ended September 30, 2012 there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2011.

Revenues

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, revenues were equal to $0.

Cost of Goods Sold

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $75,000 for the nine-month periods ended September 30, 2012 and 2011. This account represents accrued salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $75,000 for the nine-month periods ended September 30, 2012 and 2011

Interest and Other Expense

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, interest expense was equal to $0.

Liquidity and Capital Resources

As of September 30, 2012, the Company's working capital was a negative $525,000 as a result of expense accruals.

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

Operating Activities

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, cash used in operating activities was equal to $0.

Financing Activities

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, cash from financing activities was equal to $0.

Investing Activities

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the nine-month period ended September 30, 2012, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, capital expenditures were equal to $0.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2012, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of September 30, 2012, there are no material changes for risk factors since previously disclosed in the Company's 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine-month period ended September 30, 2012, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the nine-month period ended September 30, 2012, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the nine-month period ended September 30, 2012, there were no matters submitted to a vote of security holders.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

