Form 10-Q
period 2012-09-30
360 GLOBAL WINE CO
filed 2013-03-29
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

2

360 Global Investments

Balance Sheets

September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

September 30, 2012 and December 31, 2011

LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	562,500	450000

Total current liabilities	562,500	450,000

Total liabilities	562,500	450,000

EQUITY
Stockholders' equity:

Common stock, $.001 par value, 50,000,000 shares authorized, 5,100,000 and 5,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,100	5,000
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(562,600)	(450,000)
Total stockholders' equity (deficit)	(562,500)	(450,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Nine Months Ended September 30, 2012 and 2011

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	37,500	37,500	112,500	112,500
Stock for services	0	0	100	0
Total operating expenses	37,500	37,500	112,600	112,500

Net income (loss)	$(37,500)	$(37,500)	$(112,600)	$(112,500)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares - Basic & Diluted	5,100,000	5,100,000	5,052,920	5,100,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

	For the Nine-Month Period Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net Income (Loss)	$(112,600)	$(112,500)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	100	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of operating activities	100	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accured Compensation	112,500	112,500
Accrued expenses	0	0
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Stock issued for services	$100	$0

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

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of September 30, 2012 and December 31, 2011 there were 5,100,000 and 5,000,000 shares outstanding, respectively.

Common Stock Activity

In May, 2012 the Company issued 50,000 shares valued at $.001 par value in exchange for profession services.

In May, 2012 the Company issued 50,000 shares valued at $.001 par value to the chairman of the audit committee for his services.

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

General and Administrative Expense

General and administrative expenses were $112,600 for the nine-month periods ended September 30, 2012 and 112,500 for the nine-month period ended September 30, 2011. The accounts primarily represent accrued salary for the Chief Executive office in accordance with the plan of reorganization. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the nine-month period ended September 30, 2012 stock compensation expense was $100 compared to $0 for the nine-month period ended September 30, 2011.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $112,600 for the nine-month periods ended September 30, 2012 and 2011

Interest and Other Expense

For the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, interest expense was equal to $0.

Liquidity and Capital Resources

As of September 30, 2012, the Company's working capital was a negative $562,500 as a result of expense accruals.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

