Form 10-K
period 2012-12-31
360 GLOBAL WINE CO
filed 2013-03-29
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

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

5,100,000 as of March 27, 2013

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

1

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	17 (F-1)

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

Authorization of Common Stock

As of December 31, 2012, 360 Global has 50,000,000 shares of Common Stock authorized at .001 par value with 5,100,000 issued and outstanding. All common stock and warrants were subsequently cancelled pursuant to the Global Plan confirmed by the Bankruptcy Court.

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

2012 Business Operations

During the course of 2012, 360 Global mainly focused on research of various business opportunities within the industries listed under the ‘Overview’-section under Item 1.

Filing for Chapter 11

On March 7th, 2007, the Company filed a voluntary petition for relief with the Bankruptcy Court under the Bankruptcy Code 11.

On December 12, 2008, the Global Plan was confirmed by the Bankruptcy Court. The Plan can be found in Exhibit 33.2. The Effective Date of the Global Plan was January 10, 2009.

Results of Operations

Comparison of the twelve-month period ended December 31, 2012 to the twelve-month period ended December 31, 2011.

Revenues

For the twelve months ending December 31, 2012, and 2011, revenues were $0.

Cost of Goods Sold

For the twelve months ending December 31, 2012, and 2011, cost of goods sold were $0.

Sales and Marketing Expense

For the twelve months ending December 31, 2012 and 2011, sales and marketing expenses were $0.

General and Administrative Expense

For the twelve months ending December 31, 2012, general and administrative expenses were $150,000 compared to $150,000 for the twelve months ending December 31, 2011.

Provision for Income Taxes

For the twelve months ending December 31, 2012 and 2011, the Company made no provision for income taxes.

Stock Compensation Expense

For the twelve months ending December 31, 2012 and 2011, employee stock compensations was $0.

Net Income

For the twelve months ending December 31, 2012 the Company recorded a net loss of $150,000 compared to $150,000 for the twelve months ending December 31, 2011.

Interest and Other Expense

For the twelve months ending December 31, 2012 and 2011, the Company had $0 interest expense.

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

Employees

On December 31, 2012, we have 1 employee and officer, A. John A. Bryan, Jr., who is the Chief Executive Officer of the Company, as well as several consultants who research investment opportunities in the various fields the Company is active in as described in Item 1.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

For the twelve-month period ended December 31, 2012, there are no unresolved staff comments.

ITEM 2. PROPERTIES

For the twelve-month period ended December 31, 2012, our U. S. corporate office was located in Los Angeles, California.

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

FISCAL YEAR 2012
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

Recent Sales of Unregistered Securities

During the course of 2012, no unregistered securities were sold.

During the course of 2012, the following securities were issued by means of compensation:

In May, 2012 the Company issued 50,000 shares valued at $.001 par value in exchange for profession services.

In May, 2012 the Company issued 50,000 shares valued at $.001 par value to the chairman of the audit committee for his services.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2012 and 2011, no securities were issued under equity compensation plans.

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

Mergers, Acquisitions and Divestitures

For the twelve-month period ended December 31, 2012, there were no Mergers or Acquisitions.

Correction of Errors in Previously Issued Financial Statements

There are no corrections of previously issued financial statements.

Inventory Revaluation

As of December 31st 2012 and 2011, the Company’s inventory equals $0.

Liquidity and Capital Resources

As of December 31, 2012, the Company’s working capital is limited. The Chapter 11 has discharged all debt. Payables were transferred to a Liquidation Trust so that general unsecured creditors could be repaid from recoveries.

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

Operating Activities

For the twelve month periods ended December 31, 2012 and 2011, cash used in operating activities was $0.

Financing Activities

For the twelve month periods ended December 31, 2012 and 2011, cash used for financing activities was $0.

Investing Activities

For the twelve month period ended December 31, 2012 and 2011, cash provided by investing activities was $0.

Impact of Derivatives on Liquidity

For the twelve month period ended December 31, 2012 and 2011, impact of derivatives on liquidity was equal to $0.

Contractual Obligations and Commitments

The Company has currently no contractual obligations or commitments.

Capital Expenditures

For the years ended December 31, 2012 and 2011, capital expenditures were $0.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ending December 31, 2012, there were no changes in and disagreements with accountants on accounting and financial disclosure.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our executive officers, directors, promoters, and control persons as of December 31, 2012. There are no family relationships among our executive officers and directors. Also provided herein are brief descriptions of the business experience of each executive officer and director during the last five years and an indication of directorships held by each individual in other companies subject to the reporting requirements under the federal securities laws.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain summary information for the fiscal years ended December 31, 2012 and 2011 regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and other Executive Officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. John A. Bryan, Jr.	2011	150,000	0	0	0	0	0	0	0
A. John A. Bryan, Jr.	2012	150,000	0	0	0	0	0	0	0

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

ITEM 12. YEAR END 2012 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The below table sets forth, as of December 31, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,100,000 shares of common stock issued and outstanding as of the date of this SEC filing on Form 10-K.

Number of Shares as of December 31, 2012

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

For the twelve-month period ended December 31, 2012 there are no related party transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth fees billed to us for the fiscal years ended December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

No audit fees were paid during 2012.

Audit Committee Policies and Procedures:

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

Tax Fees

For the twelve-month period ending December 31, 2012 there were no tax fees paid.

All Other Fees

For the twelve-month period ending December 31, 2012 there were no other fees.

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
A. John A. Bryan, Jr. Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

360 Global Investments (Formerly 360 Global Wine Company)

Los Angeles, California

We have audited the accompanying balance sheets of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2012 and 2011 and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 360 Global Investments (Formerly 360 Global Wine Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Hall Group, CPAs

Dallas, Texas

February 1, 2013

F-1

360 GLOBAL INVESTMENTS

Consolidated Balance Sheets

As of December 31, 2012 and 2011

ASSETS

	December 31, 2012	December 31, 2011

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Consolidated Balance Sheets

As of December 31, 2012 and 2011

LIABILITIES

	December 31, 2012	December 31, 2011

Accrued legal fees related to bankruptcy	$0	$0
Accrued Compensation	600,000	450,000

Total current liabilities	600,000	450,000

Total liabilities	600,000	450,000

EQUITY
Stockholders' equity:

Common stock, $.001 par value, 50,000,000 shares authorized, 5,100,000 and 5,000,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5,100	5,000
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(600,100)	(450,000)
Total stockholders' equity (deficit)	(600,000)	(450,000)

Total liabilities and stockholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	For the Year Ended
	December 31, 2012	December 31, 2011

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0
General and administrative	150,000	150,000
Stock for services	100	0
Total operating expenses	150,100	150,000

Net income (loss)	$(150,100)	$(150,000)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	(0.03)	(0.03)

Weighted average number of shares - Basic & Diluted	5,064,754	5,000,000

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2010	5,000,000	$5,000	$(5,000)	$(300,000)	$(300,000)
Net income (loss)				(150,000)	(150,000)
Balance, December 31, 2011	5,000,000	5,000	(5,000)	(450,000)	(450,000)
Stock issued for services	100,000	100			100
Net income (loss)				(150,100)	(150,100)
Balance, December 31, 2012	5,100,000	$5,100	$(5,000)	$(600,100)	$(600,000)

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	For the Year Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net Income (Loss)	$(150,100)	$(150,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	100	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	100	0

Decrease (increase) in assets:
Other receivable - funds held in trust	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued Compensation	150,000	150,000
Accrued expenses	0	0
Cash provided by (used in) operations	0	0

Cash flows used in investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by (used in) investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash flow provided by (used in) financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0
Stock issued for services	$100	$0

The accompanying notes are an integral part of these financial statements.

360 GLOBAL INVESTMENTS

Notes to the Financial Statements

December 31, 2012

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

Revenue Recognition

In 2012 and 2011 the Company had no revenue. Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. Investment revenue is recognized in the period earned. Revenues for operations consist primarily of sales and are recognized upon shipment.

Cost of Goods Sold

In 2012 and 2011 the Company had no cost of goods sold.

Selling, General and Administrative Costs

The Company continues to accrue general and administrative costs as incurred. General and administrative cost included salaries, professional fees and other operating costs of the investment holding company.

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the years ended December 31, 2012 and 2011.

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

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2012 there were 5,100,000 shares outstanding.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of December 31, 2012 the Company has no new lease commitments.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2012 and 2011, there were no related party transactions.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 360 Global Wine Company (the “Company”) on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, A. John A. Bryan, Jr. , Chief Executive Officer and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

