Form 10-Q
period 2013-03-31
360 GLOBAL WINE CO
filed 2013-05-15
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

1

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2

360 Global Investments

Balance Sheets

March 31, 2013 and December 31, 2012

ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

March 31, 2013 and December 31, 2012

LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

Accrued Professional Fees	$90,000	$0
Accrued Compensation	637,500	600,000

Total current liabilities	727,500	600,000

Total liabilities	727,500	600,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011.	5,100	5,100
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(727,600)	(600,100)
Total stockholders' equity (Deficit)	(727,500)	(600,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$0	$0
Cost of goods sold	0	0
Gross profit	0	0

Operating Expenses:
Sales and marketing	0	0
General and administrative	127,500	37,500
Employee stock compensation expense	0	0
Total operating expenses	127,500	37,500

Net income (loss)	$(127,500)	$(37,500)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.03)	$(0.01)

Weighted average number of shares - Basic & Diluted	5,100,000	5,100,000

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net Income (Loss)	$(127,500)	$(37,500)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	0
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	0

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued payroll	37,500	37,500
Accrued expenses	90,000	0
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash piad for income taxes	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

March 31, 2013

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

Revenue Recognition

In 2012 and 2013 the Company had no revenue. Historically, the Company’s primary streams of revenue include the sale and disposal of investments as well as revenue from operations. Investment revenue is recognized in the period earned. Revenues for operations consist primarily of sales and are recognized upon shipment.

Cost of Goods Sold

In 2012 and 2013 the Company had no cost of goods sold.

Selling, General and Administrative Costs

The Company continues to accrue general and administrative costs as incurred. General and administrative cost included salaries, professional fees and other operating costs of the investment holding company.

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the three months ended March 31, 2013 and 2012.

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

Comprehensive Income

The Company had no components of comprehensive income. Therefore, net income (loss) equals comprehensive income (loss) for the periods presented.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3 – ACCRUED COMPENSATION

Under the Global reorganization plan as confirmed by the court on December 22, 2008 John Bryan as Chief Operating Officers accrues a salary of $150,000 annually. The Salary is payable only upon a funding event and is not eligible to be converted into stock.

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of March 31, 2013 and December 31, 2012 there were 5,100,000 shares outstanding.

Common Stock Activity

There was no common stock activity during the year ended December 31, 2012 and the quarter ended March 31, 2013.

All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of March 31, 2013 the Company has no new lease commitments.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013 and 2012, there were no related party transactions.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2013 and December 31, 2012, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 10, 2013 which is the date the financial statements were issued. No items requiring disclosure were noted.

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

Mergers, Acquisitions and Divestitures

For the three-month period ended March 31, 2013, there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the three-month period ended March 31, 2013 to the three-month period ended March 31, 2012.

Revenues

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, revenues were equal to $0.

Cost of Goods Sold

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $137,500 for the three-month period ended March 31, 2013 and compared to $37,500 for the three month period ended March 31, 2012. The increase represents accrued professional fees related to bringing the Company current with its regulatory filings.

Stock Compensation Expense

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, the Company had no stock compensation expense.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $137,500 for the three-month period ended March 31, 2013 compared to a net operating loss of $37,500 for the three-month period ended 2012. The increase was due to the accrual of professional fees.

Interest and Other Expense

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, interest expense was equal to $0.

Liquidity and Capital Resources

As of March 31, 2013, the Company's working capital was a negative $727,500 as a result of expense accruals.

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

Operating Activities

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, cash used in operating activities was equal to $0.

Financing Activities

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, cash from financing activities was equal to $0.

Investing Activities

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the three-month period ended March 31, 2013, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, capital expenditures were equal to $0.

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

Item 4.   Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Senior management has identified material weakness in our disclosure controls and procedures and internal control over financial reporting. We continuously investigate and apply procedures and processes as necessary to ensure the reliability of our financial reporting and are continuously evaluating and adopting measures designed to remediate any weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2013, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of March 31, 2013, there are no material changes for risk factors since previously disclosed in the Company's 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three-month period ended March 31, 2013, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the three-month period ended March 31, 2013, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the three-month period ended March 31, 2013, there were no matters submitted to a vote of security holders.

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

360 Global Investments
Date: May 14, 2013	By: /s/ A. John A. Bryan, Jr.
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

May 14, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2013	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer

