Form 10-Q
period 2013-06-30
360 GLOBAL WINE CO
filed 2013-08-01
CIK 1124019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,100,000 as of July 31, 2013.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

2

360 Global Investments

Balance Sheets

June 30, 2013 and December 31, 2012

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Current assets:
Cash	$0	$0
Other receivable - funds held in trust	0	0
Total current assets	0	0

Assets held-for-sale	0	0

Total assets	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Balance Sheets

June 30, 2013 and December 31, 2012

LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Accrued Professional Fees	$93,000	$0
Accrued Compensation	675,000	600,000

Total current liabilities	768,000	600,000

Total liabilities	768,000	600,000

EQUITY
Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 5,100,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012.	5,100	5,100
Additional paid-in capital	(5,000)	(5,000)
Accumulated deficit	(768,100)	(600,100)
Total stockholders' equity (Deficit)	(768,000)	(600,000)

Total liabilities and stockholders' equity	$0	$0

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Operations

Six Months Ended June 30, 2013 and 2012

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$0	$0	$0	$0
Cost of goods sold	0	0	0	0
Gross profit	0	0	0	0

Operating expenses from continuing operations:
Sales and marketing	0	0	0	0
General and administrative	40,500	37,500	168,000	75,000
Stock for services expense	0	100	0	100
Total operating expenses	40,500	37,600	168,000	75,100

Net income (loss)	$(40,500)	$(37,600)	$(168,000)	$(75,100)

Earnings (Loss) Per Share of Common Stock (Basic & Diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares - Basic & Diluted	5,100,000	5,058,242	5,100,000	5,029,121

The accompany notes are an integral part of the financial statements.

360 Global Investments

Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net Income (Loss)	$(168,000)	$(75,100)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	0	0
Securities issued for services	0	100
Loss on financial instrument derivatives	0	0
Adjustments to net income of continuing operating activities	0	100

Decrease (increase) in assets:
Other receivable - funds held in trusts	0	0
Inventories	0	0
Prepaid expenses	0	0
Other assets	0	0
Increase (decrease) in liabilities:
Accounts payable-trade	0	0
Accrued Interest	0	0
Accrued payroll	75,000	75,000
Accrued expenses	93,000	0
Cash used by operations	0	0

Cash flows provided by (used in) investing activities:
Additions of Equipment	0	0
Proceeds from sale of property	0	0
Cash provided by investing activities	0	0

Cash flows provided by (used in) financing activities:
None	0	0
Cash provided by financing activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Stock Issued for Services	$0	$100

The accompany notes are an integral part of the financial statements.

360 Global Investments

Notes to the Financial Statements

June 30, 2013

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

The second activity is to conduct the appropriate search, perform the necessary analysis, negotiate a price and structure, plan the financing, and raise the necessary capital to acquire an operating business or effect a merger or acquisition, or capital stock exchange, asset acquisition, or other similar business combination with an operating business. The business going forward shall not be inconsistent with the business prior to filing for Chapter 11. However, Reorganized Global is not necessarily limited to a particular industry. Nevertheless, management of Global has initially focused on the same sectors. As of the second quarter of 2013, efforts have been limited to exploring financing and acquisition opportunities with the intent to maximize the value of the business for Reorganized Global’s Creditors and new equity interest holders. Global’s efforts in identifying a prospective target business have been ongoing since January 2008. Global has examined over 100 business opportunities including a wide range of detailed discussions with financing and management partners.

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

Advertising Costs

Advertising costs if any are included in selling, general and administrative costs. Advertising costs were $0 for both the six months ended June 30, 2013 and 2012.

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

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share. As of June 30, 2013 and December 31, 2012 there were 5,100,000 shares outstanding.

Common Stock Activity

There was no common stock activity during quarter ended June 30, 2013.

All outstanding warrants were stayed by the Chapter 11 filing and subsequently cancelled.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

All lease commitments of the Company were cancelled under the bankruptcy filing. As of June 30, 2013 the Company has no new lease commitments.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2013 and 2012, there were no related party transactions.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through July 31, 2013, which is the date the financial statements were issued. No items requiring disclosure were noted.

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

Mergers, Acquisitions and Divestitures

For the six-month period ended June 30, 2013 there were no mergers, acquisitions, or divestitures.

Results of Operations

Comparison of the six-month period ended June 30, 2013 to the six-month period ended June 30, 2012.

Revenues

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, revenues were equal to $0.

Cost of Goods Sold

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, cost of goods sold was equal to $0.

Sales and Marketing Expense

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, sales and marketing expenses were equal to $0.

General and Administrative Expense

General and administrative expenses were $168,000 for the six-month period ended June 30, 2013 and compared to $75,100 for the six month period ended June 30, 2012. The increase represents accrued professional fees related to bringing the Company current with its regulatory filings. In accordance with the plan the accrual will not be paid out until a funding event occurs.

Stock Compensation Expense

For the six-month period ended June 30, 2013 the Company incurred no stock compensation expense, compared to $100 in stock compensation expense for the six-month period ended June 30, 2012.

Provision for Income Taxes

The Company currently makes no provision for income taxes due to ongoing net losses.

Operating Loss

The Company incurred a net operating loss of $168,000 for the six-month periods ended June 30, 2013 compared to $75,100 for the six month period ended June 30, 2012.

Interest and Other Expense

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, interest expense was equal to $0.

Liquidity and Capital Resources

As of June 30, 2013, the Company's working capital was a negative $768,000 as a result of expense accruals.

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

Operating Activities

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, cash used in operating activities was equal to $0.

Financing Activities

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, cash from financing activities was equal to $0.

Investing Activities

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, cash flows from investing activities was equal to $0.

Contractual Obligations and Commitments

For the six-month period ended June 30, 2013, there were no contractual obligations or commitments, since pursuant to the Viansa Plan, $250,000 was disbursed to administrators in February of 2009. There were no material amounts accrued into the Company’s financial statements for employment agreements and sales, marketing, distribution and licensing agreements.

Capital Expenditures

For the six-month period ended June 30, 2013 and the six-month period ended June 30, 2012, capital expenditures were equal to $0.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2013, the Company is not aware of any other material legal proceedings against the Company.

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

Item 1A. Risk Factors

As of June 30, 2013, there are no material changes for risk factors since previously disclosed in the Company's 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six-month period ended June 30, 2013, the sale of Equity Securities was equal to $0.

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

Item 3.   Defaults Upon Senior Securities.

For the six-month period ended June 30, 2013, pursuant to the Viansa Plan, there are no senior securities in default.

Item 4.   Submission of Matters to a Vote of Security Holders.

For the six-month period ended June 30, 2013, there were no matters submitted to a vote of security holders.

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

360 Global Investments
Date: July 31, 2013	By: /s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr. Chief Executive Officer
17

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

July 31, 2013

/s/ A. John A. Bryan, Jr.
A. John A. Bryan, Jr
Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 360 Global Investments (the "Company") on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John A. Bryan, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

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

July 31, 2013	/s/ A. John A. Bryan, Jr
A. John A. Bryan, Jr
Chief Executive Officer

